Form 10KSB
period 2006-02-28
Ancor Resources Inc.
filed 2006-06-20
CIK 1348788

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,  D.C. 20549

                                      FORM  10-KSB

         [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended February 28, 2006

         [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                              SECURITIES  EXCHANGE ACT OF 1934

     For the transition period from  _________________  to __________________

                            Commission  file  number: 333-131041


                                    ANCOR RESOURCES INC.
                        (Name of small business issuer in its charter)




	Nevada						20-1769847
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                    2328 Heather Street
                                     Vancouver.  B.C.,
				      Canada V5Z 4R6
                          (Address  of  principal executive offices)


			              (604) 838-1926
                            	 Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

	Title of each class				Name of each exchange on which
	to be so registered				each class is to be registered

		None 						    None

Securities to be registered pursuant to Section 12(g) of the Act:


Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                   Yes    X	No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                   Yes   X	No _____

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  ____   No  X


State issuer's revenues for its most recent fiscal year:    Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$412,500 as at June 20, 2006 based on the last sale's price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        8,125,000  shares of common stock as at June 20, 2006

                                    TABLE OF CONTENTS

 									   PAGE

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4

ITEM 2:  DESCRIPTION OF PROPERTY.............................................13

ITEM 3:  LEGAL PROCEEDINGS...................................................13

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................13

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............13

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........14

ITEM 7:  FINANCIAL STATEMENTS................................................15

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES........................................................27

ITEM 8A:  CONTROLS AND PROCEDURES............................................27

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........27

ITEM 10:  EXECUTIVE COMPENSATION.............................................29

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....29

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................29

ITEM 13:  EXHIBITS AND REPORTS...............................................30

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND
SERVICES.....................................................................30

PART I


We are an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. We own a 100% interest in one mineral claim known as the Panther claim located twenty-two kilometers southeast of Port Alberni, Vancouver Island, British Columbia, Canada. We purchased this claim from Laurence Stephenson.

There is no assurance that a commercially viable mineral deposit exists on the Panther claim. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Panther claim. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the Panther claim in order to ascertain whether it possesses economic quantities of copper and gold. There can be no assurance that an economic mineral deposit exists on the Panther claim until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Panther claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

PANTHER CLAIM PURCHASE

On January 28, 2005, we entered into a Mineral Property Staking and Purchase Agreement with Laurence Stephenson whereby we purchased a 100% interest in the Panther mineral claim for $2,015.

DESCRIPTION, LOCATION AND ACCESS

The Panther claim is located in the approximately 22 kilometers southeast of Port Hardy, British Columbia on Vancouver Island, just south of Father and Son Lake in the Alberni Mining District. Local access to the property is accessable by vehicle, six kilometers via a logging road located off Port Alberni's main road.

CLIMATE AND TOPOGRAPHY

The climate consists of mild springs with some precipitation, warm to hot summers and cold, wet winters with snowfall mainly in January at the higher elevations.

The property lies in a forested area with elevations ranging from 800 meters to 1,000 meters. The topography is rugged along the higher elevations. The slopes are actively being logged and re-growth is found in other areas. Vegetation consists of a mix of cedar, hemlock, spruce trees as well as alder, willow and cottonwood trees along the poorly drained areas. Undergrowth brush is typical with devil's club, salal and other assorted berry bushes.

TITLE TO THE PANTHER CLAIM

The Panther claim consists of one mineral claim comprising 24 units. A "mineral claim" refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals. Title to the Panther claim is registered in the name of the claim vendor.

Claims details are as follows:

Claim Name                 Record Number            Expiry Date
----------                 -------------            -----------

Panther                       510012                April 1, 2007

The claim is in good standing until April 1, 2007. This means that the claim will expire on April 1, 2007 and we complete at least $100 worth of exploration work on the claim by that date. In subsequent years, we must spend at least $200 on the claim to extend the expiry date by one year.

Mineralization

There are two styles of mineralization present in the Mineral Creek fault representing the types of mineralization to be expected. A fault is a fracture caused by movement of rock under the earth's surface. First, gold occurs in the wide area of cataclastic rock spread out in bedded volcaniclastic and aphyric rocks adjacent to the fault. Cataclastic rock is angular fragmented powdered rock formed by the crushing and shearing from movement of the earth's crust. Volcaniclastic rock is volcanic rock formed by pre-existing rock and Aphyric rock is basalt (volcanic igneous rock made of iron and magnesium), containing plagioclase phenocrysts (large crystals set in volacanic igneous rock containing calcium, sodium, aluminum, silicon, and oxygen).

Secondly, gold occurs in quartz veins containing minor pyrite and arsenopyrite minerals. Pyrite is a common mineral containing mainly iron disulfide that is pale yellow in color, also referred to as "fool's gold". Arsenopyrite is a steel grey to silver white sulphide mineral and is the principle ore of arsenic. These veins are possibly from the Tertiary age, which refers to 65.5 million years ago.

Major shear structures appear to be closely associated with the mineralized zones and felsic intrusives are proximal to, if not intermixed, with most of the showings. Felsic intrusives are light-colored igneous rocks with an abundance of light-colored minerals that mineralized from molten lava beneath the earth's crust.

There are possibly two other deposit types. One is skarn, which refers to metamorphic rocks surrounding an igneous intrusive rock that is formed by thermal metamorphism and metasomatism when it comes in contact with magmatic intrusive carbonate-rich rocks such as limestone and dolostone. Limestone is sedimentary rock made mostly of calcium carbonate (calcite) and dolostone sedimentary rock is composed primarily of calcium, magnesium, carbon and oxygen (dolomite). Thermal metamorphism refers to the changes over time in the composition and structure of rocks caused by pressure and high temperatures. Metasomatism refers to the process by which a rock's overall chemical composition changes during metamorphism because of reactions with hot water that bring in or remove elements. Typical skarn minerals include magnetite (a naturally magnetic mineral mostly made of iron oxide) and silicate minerals such as pyroxene (containing iron, magnesium, and calcium), garnet (containing aluminum, iron, magnesium and calcium), idocrase or vesuvianite (containing magnesium, and calcium), wollastonite (containing iron, magnesium and manganese), actinolite (containing iron, magnesium, and calcium), epidote (containing aluminum, iron, magnesium and calcium).

The second possible deposit type being many layers of sulphide minerals within
the volcanic rock.   Sulphide mineral groups contain sulphur combined with any
metal or metals.

EXPLORATION HISTORY

Little exploration work had been done the Panther claim. The property was explored in the mid-late 1930's and early 1940's. Several showings and occurrences of mineralization were mined at the north of the property. The Panther property was again mined post war but no exploration or mining on the property has occurred since.

GEOLOGICAL REPORT

We retained Mr. William G. Timmins, a professional geologist, to complete an evaluation of the Panther claim and to prepare a geology report on the claim.

Mr. Timmins is a professional geologist who graduated from the Provincial Institute of Mining of Haileybury Ontario (1956) and attended Michigan Technological University (1962-1965). Mr. Timmins has been continuously employed as a geologist since he completed his education. He is a member of the Association of Professional Engineers and Geoscientists of the Province of British Columbia.

Mr. Timmins recommended an initial exploration program consisting of two phases. The first phase would consist of geological mapping, sampling and prospecting. Geological mapping involves plotting previous exploration data relating to a property area on a map in order to determine the best property locations to conduct subsequent exploration work. Sampling involves gathering rock and soil samples from property areas with the most potential to host economically significant mineralization. All samples gathered are sent to a laboratory where they are crushed and analysed for metal content. Prospecting is the act of searching for mineral or ore deposits.

We completed the phase one exploration program during the fiscal year ended February 28, 2006.

The second phase of exploration will consist of a geophysical survey and detailed sampling. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the merit of properties. This exploration will focus on areas on the property that are identified in phase one as containing mineralization. We will gather additional rock samples from the property surface from these areas and have our consulting geologist determine whether there is a geological explanation to explain the patterns of mineralization found on the property.

We intend to commence the phase two program in the summer of 2006 and expect that the program will take two months to complete. We have sufficient funds on hand to cover phase two exploration costs. Phase two is estimated cost is approximately $5,000.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:


      -      Water discharge will have to meet water standards;

      -      Dust generation will have to be minimal or otherwise re-mediated;

      - Dumping of material on the surface will have to be re-contoured and re-vegetated;

      - An assessment of all material to be left on the surface will need to be environmentally benign;

      - Ground water will have to be monitored for any potential contaminants;

      - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

      - There will have to be an impact report of the work on the local fauna and flora.

Because there will not be any appreciable disturbance to the land during the phase one and two exploration programs on the Panther claim, we will not have to seek any government approvals prior to conducting exploration.

EMPLOYEES

We have no employees as of the date of this annual report other than our directors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Panther claim, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Panther claim. While we have sufficient funds to conduct the recommended phase two exploration program on the claim, which is estimated to cost $5,000, we will need additional funds to complete any additional recommended exploration. Even after completing these two phases of exploration, we will not know if we have a commercially viable mineral deposit.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have only recently commenced exploration on the Panther claim. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on October 11, 2004 and to date have been involved primarily in organizational activities, the acquisition of an interest in the Panther claim and initial exploration. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Panther claim and the production of minerals from the claim, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claim containing economic mineralization or reserves of gold is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Panther claim does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant to our audited financial statements for the fiscal year ended February 28, 2006 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES, WHICH COULD HURT OUR FINANCIAL POSITION AND POSSIBLY RESULT IN THE FAILURE OF OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE PANTHER CLAIM, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Panther claim does not contain any known bodies of mineralization. If our exploration programs are successful in establishing copper and gold of commercial tonnage and grade, we will require additional funds in order to place the Panther claim into commercial production. We may not be able to obtain such financing.

BECAUSE OUR DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Michael Sweeney, intends to devote approximately 20% of his business time providing his services to us and our directors Mr. Jim Callaghan devoting approximately 20% and Mr. Allan Beaton devoting 10% of their business time. While our directors presently possess adequate time to attend to our interests, it is possible that the demands on our directors from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES AND WILL INCUR LOSSES AS A RESULT.

There is currently no market for our common stock and no certainty that a market will develop. We currently plan to apply for listing of our common stock on the over the counter bulletin board. Our shares may never trade on the bulletin board. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We have the right to explore for and extract minerals from the Panther mineral claim. We do not own any real property interest in the Panther claim or any other property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we have applied to have our shares of common stock quoted on the OTC Bulletin Board, there is no guarantee that we will be successful.

We have 32 shareholders of record as at the date of this annual report.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan Of Operation


Our plan of operation for the next twelve months is to complete the recommended phase two exploration program on the Panther claim consisting of a geological mapping, geochemical sampling, geophysical surveying and prospecting. We anticipate that the exploration program will cost approximately $5,000.

We plan to commence the phase one exploration program on the Panther claim in the summer of 2006. This program will take approximately two months to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for these exploration programs, though Mr. William G. Timmins has indicated that he will oversee all exploration if he is available.

Our budget for the phase two exploration programs are as follows:

BUDGET - PHASE 2

      Follow-up Geochem and Detailed Geology sampling          $   3,000
      Assays 75 @ $20 per assay                                $   1,500
      Contingency                                              $     500

      TOTAL PHASE II                                         US$   5,000

We will finance the cost of the phase one and two exploration programs from cash on hand.

After the completion of the phase two exploration program, we will have our consulting geologist prepare a report discussing the results and conclusions of the first two phases of exploration. We will also ask him to provide us with a recommendation for additional exploration work on the Panther claim, which will include a proposed budget.

As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $20,000.

While we have enough funds to cover the anticipated exploration expenses, we will require additional funding in order to proceed with any additional recommended exploration on the Panther claim. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

RESULTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION THROUGH FEBRUARY 28, 2006

We have not earned any revenues from our incorporation on October 11, 2004 to February 28, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Panther claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Panther claim, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $15,452 for the period from our inception on October 11, 2004 to February 28, 2006. These operating expenses were comprised of professional fees of $7,218, exploration expenses of $6,315, office and sundry $1,150, organizational costs of $500, transfer agent fees of $225 and regulatory fees of $44.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS



















                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                   (AUDITED)

                               FEBRUARY 28, 2006
                            (STATED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE STOCKHOLDERS OF ANCOR RESOURCES INC:


We have audited the accompanying balance sheets of Ancor Resources Inc (the "Company") as at February 28, 2006 and 2005 and the related statements of operations, changes in cash flows, and stockholders' equity for the year ended February 28, 2006 and the period from inception (October 11, 2004) to February 28, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at February 28, 2006 and 2005, and the results of its operations and its cash flows for the year ended February 28, 2006 and the period from inception (October 11, 2004) to February 28, 2005, in conformity with United States generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations and has suffered ongoing losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                      "STALEY, OKADA & PARTNERS"


 Vancouver, BC, Canada STALEY, OKADA & PARTNERS
 May 11, 2006             CHARTERED ACCOUNTANTS

                                                                     STATEMENT 1
                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                                   (Audited)

                               FEBRUARY 28, 2006
                            (STATED IN U.S. DOLLARS)

                                                    	      	  FEBRUARY 28,  FEBRUARY 28,
                                                             	      2006           2005

ASSETS

CURRENT
   Cash                                                  	 $    13,598   $     25,864

                                                         	 $    13,598   $     25,864

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities               	$      2,650   $      2,515
   Due to related party (Note 4)                          	         500            500
                                                           	       3,150          3,015

NATURE AND CONTINUANCE OF OPERATIONS (NOTE 1)

STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 5)
   Authorized:
     75,000,000 common shares with a par value of $0.001
   Issued and outstanding:
      8,125,000 common shares - Statement 4                            8,125          8,125

   Additional paid-in capital - Statement 4                  	      17,775         17,775

Deficit Accumulated During the Exploration Stage - Statement 4       (15,452)       ( 3,051)
TOTAL STOCKHOLDERS' EQUITY - Statement 4                              10,448         22,849

                                                               $      13,598   $     25,864

ON BEHALF OF THE BOARD:

"MICHAEL SWEENEY", Director


"JIM CALLAGHAN", Director

   The accompanying notes are an integral part of these financial statements

                                                                     STATEMENT 2
                             ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (AUDITED)
                            (STATED IN U.S. DOLLARS)



                                                                                                       Cumulative
                                                                              October 11,              from Period
                                                                                  2004                of Inception,
                                                        YEAR ENDED           (Inception) to          October 11, 2004
                                                        FEBRUARY 28           February 28             to February 28,
                                                           2006                   2005                     2006

EXPENSES
 Exploration expenses                            $         4,300        $        2,015             $         6,315
 Office and sundry                                         1,114                    36                       1,150
 Organizational costs                                          -                   500                         500
 Professional fees                                         6,718                   500                       7,218
 Regulatory fees                                              44                     -                          44
 Transfer agent fees                                         225                     -                         225
                                                          12,401                 3,051                      15,452

LOSS FOR THE PERIOD                              $        12,401         $       3,051            $         15,452

BASIC AND DILUTED LOSS PER SHARE                 $        (0.001)        $      (0.001)
WEIGHTED AVERAGE OUTSTANDING NUMBER OF SHARES
                                                       8,125,000             3,900,536




















   The accompanying notes are an integral part of these financial statements

                                                                     STATEMENT 3
                             ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (AUDITED)
                            (STATED IN U.S. DOLLARS)




                                    		                                  Cumulative
    										  from Period
                                       		               October 11,        of Inception,
                                                	          2004             October 11,
                                    		 YEAR ENDED    (Inception) to        2004 to
                                   		 FEBRUARY 28    February 28        February 28
                                        	    2006          2005               2006

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
   Loss for the period  	   		$   (12,401)   $ (3,051)         $   (15,452)

   Changes in non-cash working capital items

     Accounts payable and accrued liabilities  		135       2,515                2,650
     Due to related party                 		  -         500                  500

                     				    (12,266)        (36)             (12,302)


CASH FLOWS FROM FINANCING ACTIVITY
   Issue of share capital                     		  -      25,900               25,900


INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS DURING THE PERIOD 			    (12,266)     25,864		     (13,598)


CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD         			     25,864           -			   -


CASH AND CASH EQUIVALENTS,     			$    13,598    $ 25,864         $     13,598
END OF PERIOD


SUPPLEMENTARY DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid for:
     Interest    				$         -    $      -   	$          -
     Income taxes      				$         -    $      -         $          -











   The accompanying notes are an integral part of these financial statements

                                                                     STATEMENT 4
                             ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (AUDITED)


                            (STATED IN U.S. DOLLARS)




								Deficit
                                                              Accumulated     Stock-
                                  Common Shares    Additional  During the    Holders'
                                                    Paid-In   Exploration     Equity
                                Number   Par Value  Capital      Stage        Total

Inception - October 11, 2004       -     $     -   $     -    $      -     $     -

Common shares issued for cash:
   November 2004 at $0.001     4,000,000     4,000       -           -          4,000
   January 2005 at $0.001      2,400,000     2,400       -           -          2,400
   January 2005 at $0.01       1,700,000     1,700     15,300        -         17,000
   February 2005 at $0.10         25,000        25      2,475        -          2,500
Net loss for the period            -           -         -        ( 3,051)    ( 3,051)
Balance - February 28, 2005    8,125,000     8,125     17,775     ( 3,051)     22,849
   Net loss for the period         -           -         -        (12,401)    (12,401)
BALANCE - FEBRUARY 28, 2006    8,125,000 $   8,125 $   17,775 $   (15,452) $   10,448






















   The accompanying notes are an integral part of these financial statements

                             ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                   (AUDITED)

                               FEBRUARY 28, 2006
                            (STATED IN U.S. DOLLARS)


1. NATURE AND CONTINUANCE OF OPERATIONS

   The Company was incorporated in the State of Nevada on October 11, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

   These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $15,452 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

   The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

   In response to these problems, management has planned the following actions:

      - The Company intends to file for a SB-2 Registration Statement; and
      - Management intends to raise additional funds through public or private placement offerings.

   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                   (AUDITED)

                               FEBRUARY 28, 2006
                            (STATED IN U.S. DOLLARS)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a) Basis of Presentation

      These financials statements are stated in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles applicable to exploration stage companies. The Company's fiscal year end is February 28.

   b) Cash and Cash Equivalents

      Cash and equivalents include only cash. The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

   c) Mineral Property Costs

      The Company has been in the exploration stage since its formation on October 11, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

   d) Use of Estimates and Assumptions

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                   (AUDITED)

                               FEBRUARY 28, 2006
                            (STATED IN U.S. DOLLARS)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   e) Foreign Currency Translation

     The Company's functional currency is the Canadian dollar. The Company's reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

   i)Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

     ii) Non-monetary assets and liabilities, and equity at historical rates, and
     iii)Revenue and expense items at the average rate of exchange prevailing during the period.

     Gains and losses on re-measurement are included in determining net income for the period

     Translation of balances from the functional currency into the reporting currency is conducted as follows:

  ii)Assets and liabilities at the rate of exchange in effect at the balance sheet date,
     ii) Equity at historical rates, and
     iii)Revenue and expense items at the average rate of exchange prevailing during the period.

     Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders' equity as a component of comprehensive income or loss.

   f) Concentrations of Credit Risk

      The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash, accounts payable and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

   g) Financial Instruments

      The carrying value of cash, accounts payable, and due to related party approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                   (AUDITED)

                               FEBRUARY 28, 2006
                            (STATED IN U.S. DOLLARS)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   h) Derivative Financial Instruments

      The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

   i) Environmental Expenditures

      The operations of the Company have been, and may in the future, be affected from time to time in varying degrees by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company's policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

      Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

   j) Federal Income Taxes

      Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization in more likely than not.

                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                   (AUDITED)

                               FEBRUARY 28, 2006
                            (STATED IN U.S. DOLLARS)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   k) Basic and Diluted Net Loss Per Share

      The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive.

   l) Stock-Based Compensation

      Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                   (AUDITED)

                               FEBRUARY 28, 2006
                            (STATED IN U.S. DOLLARS)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   m) Comprehensive Loss

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

   n) Asset Retirement Obligations

      The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company has no asset retirement obligation as at February 28, 2006.

   o) Risks and Uncertainties

      The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

   p) Segmented Reporting

      SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company presently operates only in Canada.

                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                   (AUDITED)

                               FEBRUARY 28, 2006
                            (STATED IN U.S. DOLLARS)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   q) Recent Accounting Pronouncements

      i) In December 2004, FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

      ii) In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and supersedes FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                   (AUDITED)

                               FEBRUARY 28, 2006
                            (STATED IN U.S. DOLLARS)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   q) Recent Accounting Pronouncements

      iii) In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

      iv) In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140". This statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                   (AUDITED)

                               FEBRUARY 28, 2006
                            (STATED IN U.S. DOLLARS)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   q) Recent Accounting Pronouncements  - iv. continued

      (a) Amortization method-Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method-Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.


3. MINERAL PROPERTY

   Pursuant to a mineral property staking and purchase agreement (the "Agreement") dated January 28, 2005, the Company has agreed to acquire a 100% undivided right, title and interest in a gold/silver/copper mineral claim unit (the "Claims"), located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $2,015 (paid). Since the Company has not established the commercial feasibility of the mineral claims, the acquisition costs have been expensed.


4. DUE TO RELATED PARTY

   The  amount  of  $500 is due to a director for initial organizational  costs.
   The amount is non-interest bearing and carries no specific terms of repayment. The amount has been classified as a current liability as it is expected to be repaid within the next year.

                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                   (AUDITED)

                               FEBRUARY 28, 2006
                            (STATED IN U.S. DOLLARS)


5. COMMON STOCK

   a) Authorized Stock

      The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

      b)Share Issuance

      During the prior period from October 11, 2004 (Inception) to February 28, 2005, the Company issued 8,125,000 common shares for total cash proceeds of $25,900. There were no common shares issued during the year ended February 28, 2006.

      At February 28, 2006, there were no outstanding stock options or warrants.


6. INCOME TAXES

   The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward for future years. As at the period ended February 28, 2006, the Company has accumulated tax losses of $15,452 to offset future years taxable income which begin expiring in fiscal 2024 and 2025.


   As at February 28, 2006, the estimated components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount valuation allowance are scheduled below:

                                                                           2006
                                                                   ------------
Cumulative Net Operating Loss (from inception to February 28, 2006) $   15,452
Statutory Tax Rate (combined federal and state tax rate)                   34%
                                                                       --------
Deferred Tax Asset                                                       5,253
Valuation Allowance                                                     (5,253)
                                                                   ------------
Net Deferred Tax Asset                                              $        -
                                                                   ------------

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the fiscal year ended February 28, 2006. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                 Age       Position with Registrant    Served as a Director
                                                           or Officer Since

Michael Sweeney      42        President, C.E.O.,          October 11, 2004
                               and director

Jim Callaghan        49        Secretary, Treasurer,       October 11, 2004
                               principal accounting
                               officer, principal
                               financial officer and
                               director

Allan J. Beaton      56        Director                   July 27, 2005

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

MR. MICHAEL SWEENEY has acted as our president, chief executive officer and as a director since our incorporation on October 11, 2004. Mr. Sweeney has been the general manager of the Orange Hotel located in Vancouver since November 1989.

Mr. Sweeney does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr.Sweeney intends to devote approximately 20% of his business time to our affairs.

MR. JIM CALLAGHAN has acted as a director, secretary and treasurer since our incorporation on October 11, 2004. Mr. Callaghan has been a purser with Air Canada since October 1979.

Mr. Callaghan does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Callaghan intends to devote approximately 20% of his business time to our affairs.

MR. ALLAN J. BEATON has acted as a director since July 27, 2005. Mr. Beaton is a graduate of the Nova Scotia Technical College (Dalhousie) with a degree in mining engineering. Mr. Beaton has been the principal of A.J. Beaton Mining, a geological consulting company since 1987. He has also been president of Uganda Gold Mining Ltd., an Alberta and British Columbia reporting company involved in mineral exploration since 1998.

Mr. Beaton intends to devote approximately 10% of his business time to our affairs.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 28, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                        Number	 Transactions	Known Failures
                                        Of late	 Not Timely    	To File a
Name and principal position             Reports  Reported    	Required Form
---------------------------          	-------  ------------   --------------

Michael Sweeney                         0         0		1
(President and director)

Jim Callaghan                           0         0		1
(Secretary, treasurer and director)

Allan J. Beaton  			0         0             0
(Director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended February 28, 2006.

                        Annual Compensation                         Long Term Compensation
                                                 Other Annual       Restricted
Name (1)      Title     Year Salary Bonus 	 Compensation  	    Stock        Options/    LTIP
                                                                    Awarded      SARs (#)    payouts ($)   All Other
                                                                                                           Compensation
Michael       President 2006 $0     0            0                  0                0        0              0
Sweeney
Jim Callaghan Secretary 2006 $0     0            0                  0                0        0              0
              Treasurer

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 29, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                                                                   AMOUNT OF
TITLE OF CLASS  NAME OF BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP      PERCENT OF CLASS

Common stock    Michael Sweeney                                    3,000,000                 36.92%


Common stock    Jim Callaghan                                      1,000,000                 12.31%


Common stock    Allan J. Beaton                                    Nil                       0%

Common stock    All officers and directors as a group
		that consists of three people                      4,000,000                 49.23%

The percent of class is based on 8,125,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits


Exhibit
Number      Description

 3.1         Articles of Incorporation*
 3.2         Bylaws*
10.1         Mineral property agreement dated January 28, 2005*
99.1         Location map*

* filed as an exhibit to our registration statement on Form SB-2 dated January 13, 2006

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of the fiscal year ended February 28, 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Staley, Okada & Partners, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                                       Period from
                                                       inception on
                                   Fiscal year ended   October 11, 2004
                                   February 28, 2006   to February 28, 2005

Audit fees                              $8,010             $5,800
Audit-related fees                      $2,250             $  600
Tax fees                                   Nil                Nil
All other fees                             Nil                Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ancor Resources Inc.


By      /s/ Michael Sweeney
        Michael Sweeney
        President, CEO & Director
        Date: June 20, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Michael Sweeney__________
        Michael Sweeney
        President, CEO & Director
        Date: June 20, 2006


By      /s/ Jim Callaghan___________
        Jim Callaghan
        Secretary and Director
        Date: June 20, 2006

By      /s/ Allan J. Beaton________
        Allan J. Beaton
        Director
        Date: June 20, 2006