Form 10QSB
period 2006-05-31
Ancor Resources Inc.
filed 2006-07-17
CIK 1348788

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  May 31, 2006
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-131041
                            -----------------


                            ANCOR RESOURCES INC.
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                       20-1769847
---------------------------------             -------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

2328 Heather Street
Vancouver, British Columbia                                V5Z 4R6
----------------------------------------      -------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:        (604) 838-1926
                                                -----------------------------


                                      N/A
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [   ] Yes  [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,125,000 shares of $0.001 par value common stock outstanding as of July 14, 2006.















                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)


                          INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 2006
                            (STATED IN U.S. DOLLARS)

                                                                     STATEMENT 1
                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                             INTERIM BALANCE SHEETS

                                  MAY 31, 2006
                            (STATED IN U.S. DOLLARS)

                                                             MAY 31,     FEBRUARY 28,
                                                              2006           2006
                                                           (UNAUDITED)    (Audited)

ASSETS

CURRENT
   Cash                                                   $     3,962   $   13,598
   Prepaid expenses                                             1,000            -
                                                          $     4,962   $   13,598

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities               $     2,650   $    2,650
   Due to related party (Note 4)                                    -          500
                                                                2,650        3,150

NATURE AND CONTINUANCE OF OPERATIONS (NOTE 1)

STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 5)
   Authorized:
     75,000,000 common shares with a par value of $0.001
   Issued and outstanding:
      8,125,000 common shares - Statement 4                     8,125        8,125

   Additional paid-in capital - Statement 4                    17,775       17,775

Deficit Accumulated During the
  Exploration Stage - Statement 4                             (23,588)     (15,452)
TOTAL STOCKHOLDERS' EQUITY - Statement 4                        2,312       10,448

                                                          $     4,962   $   13,598

ON BEHALF OF THE BOARD:

"MICHAEL SWEENEY", Director


"JIM CALLAGHAN", Director

     The accompanying notes are an integral part of these interim financial statements

                                                                     STATEMENT 2
                             ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



											     Cumulative
                                                                                             from Period
                                                                                             of Inception,
                                                              Three months ended             October 11, 2004
                                                           MAY 31           May 31           to May 31,
                                                            2006             2005            2006

EXPENSES
   Exploration expenses                          $              -       $      -        $        6,315
   Office and sundry                                          624             19                 1,774
 Organizational costs                                           -              -                   500
 Consulting fees                                            5,000              -                 5,000
 Professional fees                                          2,512            160                 9,730
 Regulatory fees                                                -              -                    44
   Transfer agent fees                                          -              -                 1,225
                                                            8,136            179                24,588

LOSS FOR THE PERIOD                              $         (8,136)      $   (179)       $      (24,588)

BASIC AND DILUTED LOSS PER SHARE                 $         (0.001)      $ (0.000)

WEIGHTED AVERAGE OUTSTANDING NUMBER OF SHARES
                                                        8,125,000      8,125,000



















     The accompanying notes are an integral part of these interim financial statements

                                                                     STATEMENT 3
                             ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)




                                                                            Cumulative
									    from Period
                                                                            of Inception,
                                                                            October 11,
                 			        Three months ended             2004 to
               				       MAY 31        May 31            May 31
                 			       2006          2005              2006

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
   Loss for the period 			       $  (8,136)    $ (179)        $  (24,588)

   Changes in non-cash working capital items

     Accounts payable and accrued liabilities          -     (1,855)             2,650

     Due to related party			    (500)         -                  -
     Prepaid expenses   		          (1,000)         -                  -

                      			          (9,636)    (2,034)           (21,938)


CASH FLOWS FROM FINANCING ACTIVITY
   Issue of share capital     		   	       -          -		25,900

DECREASE IN CASH AND CASH EQUIVALENTS
   DURING THE PERIOD         			  (9,636)   (2,034)             (3,962)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD 				  13,598    25,864                   -

CASH AND CASH EQUIVALENTS,		      $    3,962   $23,830          $    3,962
   END OF PERIOD


SUPPLEMENTARY DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid for:
     Interest  				      $        -   $     -   	    $       -
     Income taxes                             $        -   $     -          $       -










     The accompanying notes are an integral part of these interim financial statements

                                                                     STATEMENT 4
                             ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                   INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY


                            (STATED IN U.S. DOLLARS)



                                                                       Deficit
                                                                     Accumulated     Stock-
                                         Common Shares    Additional  During the    Holders'
                                                           Paid-In   Exploration     Equity
                                       Number   Par Value  Capital      Stage        Total

Inception - October 11, 2004              -     $    -    $     -    $     -      $     -

Common shares issued for cash:
   November 2004 at $0.001            4,000,000     4,000       -          -            4,000
   January 2005 at $0.001             2,400,000     2,400       -          -            2,400
   January 2005 at $0.01              1,700,000     1,700     15,300       -           17,000
   February 2005 at $0.10                25,000        25      2,475        -           2,500
Net loss for the period                   -          -          -        ( 3,051)     ( 3,051)
Balance - February 28, 2005 (Audited) 8,125,000     8,125     17,775     ( 3,051)      22,849
   Net loss for the year                  -          -          -        (12,401)     (12,401)
Balance - February 28, 2006 (Audited) 8,125,000     8,125     17,775     (15,452)      10,448
   Net loss for the period                -          -          -        ( 8,136)     ( 8,136)
BALANCE - MAY 31, 2006 (UNAUDITED)    8,125,000 $   8,125 $   17,775 $   (23,588) $     2,312




















     The accompanying notes are an integral part of these interim financial statements

                             ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 2006
                            (STATED IN U.S. DOLLARS)


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

   The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ended February 28, 2007.

   These interim financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $23,588 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 2006
                            (STATED IN U.S. DOLLARS)


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

                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 2006
                            (STATED IN U.S. DOLLARS)


   2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   e) Foreign Currency Translation and Transactions

     The Company's functional currency is the Canadian dollar. The Company's reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

   i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
     ii) Non-monetary assets and liabilities, and equity at historical rates, and
     iii)Revenue and expense items at the average rate of exchange prevailing during the period.

     Gains and losses on re-measurement are included in determining net income for the period.

     Translation of balances from the functional currency into the reporting currency is conducted as follows:

   ii) Assets and liabilities at the rate of exchange in effect at the balance sheet date,
     ii) Equity at historical rates, and
     iii)Revenue and expense items at the average rate of exchange prevailing during the period.

      Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders' equity as a component of comprehensive income or loss. As at May 31, 2006, no material comprehensive income has resulted in a foreign currency adjustment.

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

                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 2006
                            (STATED IN U.S. DOLLARS)


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

                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 2006
                            (STATED IN U.S. DOLLARS)


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






                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 2006
                            (STATED IN U.S. DOLLARS)


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

   n) Asset Retirement Obligations

      The Company accounts for asset retirement obligations in accordance with the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company has no asset retirement obligation as at May 31, 2006.

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











                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 2006
                            (STATED IN U.S. DOLLARS)


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







                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 2006
                            (STATED IN U.S. DOLLARS)


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





                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 2006
                            (STATED IN U.S. DOLLARS)


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


4. DUE TO RELATED PARTY

   During   the   period,   $500  was  paid  back  to  a  director  for  initial
   organizational costs.







                              ANCOR RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 2006
                            (STATED IN U.S. DOLLARS)


5. COMMON STOCK

   a) Authorized Stock

      The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

      b)Share Issuance

      During the prior period from October 11, 2004 (Inception) to February 28, 2005, the Company issued 8,125,000 common shares for total cash proceeds of $25,900. There were no common shares issued during the year ended February 28, 2006 or the period ended May 31, 2006.

      At May 31, 2006, there were no outstanding stock options or warrants.


6. INCOME TAXES

   The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward for future years. As at the period ended May 31, 2006, the Company has accumulated tax losses of approximately $23,600 to offset future years taxable income which begin expiring in fiscal 2024 and 2025.
   .

   As at May 31, 2006, the estimated components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount valuation allowance are scheduled below:

                                                                       2006
                                                               -------------
 Cumulative Net Operating Loss (from inception to May 31, 2006) $    23,600
 Statutory Tax Rate (combined federal and state tax rate)              34%
                                                                   ---------
 Deferred Tax Asset                                                   8,024
 Valuation Allowance                                                ( 8,024)
                                                               -------------
 Net Deferred Tax Asset                                         $         -
                                                               -------------

Item 2. Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the recommended phase two exploration program on the Panther claim consisting of a geological mapping, geochemical sampling, geophysical surveying and prospecting. We anticipate that the exploration program will cost approximately $5,000.

We plan to commence the phase one exploration program on the Panther claim in the late summer of 2006, subject to financing. This program will take approximately two months to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for these exploration programs, though Mr. William G. Timmins has indicated that he will oversee all exploration if he is available.

Our budget for the phase two exploration programs are as follows:

BUDGET - PHASE 2

      Follow-up Geochem and Detailed Geology sampling   $   3,000
      Assays 75 @ $20 per assay                         $   1,500
      Contingency                                       $     500

      TOTAL PHASE II                                    $   5,000


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

We will require additional funding in order to proceed with exploration on the Panther claim and to cover administrative expenses. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

RESULTS OF OPERATIONS FOR PERIOD ENDING MAY 31, 2006

We did not earn any revenues during the three-month period ending May 31, 2006. We incurred operating expenses in the amount of $8,136 for the three-month period ended May 31, 2006. Our operating expenses were comprised of consulting fees of $5,000 relating to mineral property exploration, professional fees of 2,512 and sundry costs of $624.

At May 31, 2006, we had total assets of $4,962, consisting of $3,962 in cash and $1,000 in prepaid expenses. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $2,650.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on May 31, 2006. This evaluation was conducted by our chief executive officer, Michael Sweeney, and our principal accounting officer, Jim Callaghan.

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

CONCLUSIONS

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.    Changes in Securities

We did not issue any securities during the quarter ended May 31, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  July 14, 2006

Ancor Resources Inc.

/s/ Michael Sweeney
------------------------------
Michael Sweeney, President