Form 10QSB
period 2006-08-31
Ancor Resources Inc.
filed 2006-10-16
CIK 1348788

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   August 31, 2006
                                      ------------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [ X ] Yes  [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,125,000 shares of $0.001 par value common stock outstanding as of October 13, 2006.

  ANCOR RESOURCES INC.
  (A DEVELOPMENT STAGE COMPANY)

  Financial Statements
  (Expressed in U.S. Dollars)
  (Unaudited)
  31 AUGUST 2006

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

                                                               AS AT  				AS AT 28 FEBRUARY
                                                               31 AUGUST 2006    		2006 (AUDITED)
                                                               $                            	  $

ASSETS

CURRENT
Cash and cash equivalents                                              13,101                         13,598
Prepaid expenses                                                          750                              -

                                                                       13,851                         13,598

LIABILITIES

CURRENT
Accounts payable and accrued liabilities (Note 4)                      15,524                          2,650
Due to related party (Note 5 and 6)                                    15,000                            500

                                                                       30,524                          3,150
STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK  (Note 7)
Authorized
  75,000,000 common shares, par value $0.001
Issued and outstanding
 31 August 2006 - 8,125,000 common shares, par value $0.001
 28 February 2006 - 8,125,000 common shares, par value $0.001           8,125                          8,125
ADDITIONAL PAID-IN CAPITAL                                             29,775                         17,775
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE                    (54,573)                       (15,452)

                                                                     (16,673)                         10,448

                                                                       13,851                         13,598

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)








   The accompanying notes are an integral part of these financial statements.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                     		FOR THE PERIOD        FOR THE      FOR THE      FOR THE       FOR THE
                                                 		FROM THE DATE OF      THREE MONTH  THREE MONTH  SIX MONTH     SIX MONTH
                                                 		INCEPTION ON OCT      PERIOD ENDED PERIOD ENDED PERIOD ENDED  PERIOD ENDED
                                                 		11 2004 TO 31 AUGUST  31 AUGUST    31 AUGUST    31 AUGUST     31 AUGUST
                                                 		2006                  2006         2005         2005          2006
                                                                   $             $             $             $             $

EXPENSES
Bank charges and interest                                               232            54            44           102            63
Consulting fees                                                      10,000         5,000             -        10,000             -
Legal and accounting                                                 22,923        13,193             -        15,705           160
Management fees (Note 6)                                              9,000         4,500             -         9,000             -
Mineral property expenditure (Note 3)                                 6,315             -             -             -             -
Office and miscellaneous                                              1,954           358             -           934             -
Organization costs                                                      500             -             -             -             -
Regulatory fees                                                         174           130             -           130             -
Rent (Note 6)                                                         3,000         1,500             -         3,000             -
Transfer agent fees                                                     475           250             -           250             -

NET LOSS FOR THE PERIOD                                              54,573        24,985            44        39,121           223

BASIC AND DILUTED LOSS PER COMMON SHARE                                             0.003         0.001
                                                                                                                0.005         0.001

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED
IN PER SHARE CALCULATIONS				          8,125,000     8,125,000     8,125,000     8,125,000




















   The accompanying notes are an integral part of these financial statements.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

                                                    		FOR THE PERIOD        FOR THE      FOR THE      FOR THE       FOR THE
                                                 		FROM THE DATE OF      THREE MONTH  THREE MONTH  SIX MONTH     SIX MONTH
                                                 		INCEPTION ON OCT      PERIOD ENDED PERIOD ENDED PERIOD ENDED  PERIOD ENDED
                                                 		11 2004 TO 31 AUGUST  31 AUGUST    31 AUGUST    31 AUGUST     31 AUGUST
                                                 		2006                  2006         2005         2005          2006
                                                                                  $            $          $            $           $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                                    (54,573)     (24,985)       (44)     (39,121)       (223)
Adjustments to reconcile loss to net cash used
by operating activities
 Contributions to capital by related parties
 (Note 6)								     12,000        6,000          -       12,000           -
Changes in operating assets and liabilities
 Decrease (increase) in prepaid expenses                                      (750)          250          -        (750)           -
 (Decrease) increase in accounts payable and
 accrued liabilities							     15,524       12,874      (160)       12,874     (1,515)

                                                                           (27,799)      (5,861)      (204)     (14,997)     (1,738)

CASH FLOWS FROM FINANCING ACTIVITY
(Decrease) increase in due to related parties
(Note 5 and 6)								     15,000       15,000          -       14,500       (500)
Common shares issued for cash                                                25,900            -          -            -           -

                                                                             40,900       15,000          -       14,500       (500)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             13,101        9,139      (204)        (497)     (2,238)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    -        3,962     23,830       13,598      25,864

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     13,101       13,101     23,626       13,101      23,626


SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (Note 6)








   The accompanying notes are an integral part of these financial statements.

AMCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

                                                                 NUMBER OF    CAPITAL   ADDITIONAL         DEFICIT,    STOCKHOLDERS'
                                                             COMMON SHARES      STOCK      PAID-IN      ACCUMULATED       DEFICIENCY
                                                                    ISSUED                 CAPITAL       DURING THE
                                                                                                        DEVELOPMENT
                                                                                                              STAGE
                                                                                    $            $                $                $

BALANCE AT 11 OCTOBER 2004  (INCEPTION)
 Common shares issued for cash ($0.001 per share) - 29
 November 2004 (Note 7)						 4,000,000      4,000            -                -            4,000
 Common shares issued for cash ($0.001 per share) - 10
 January 2005 (Note 7)						 2,400,000      2,400            -                -            2,400
 Common shares issued for cash ($0.01 per share) - 21
 January 2005 (Note 7)						 1,500,000      1,500       13,500                -           15,000
 Common shares issued for cash ($0.01 per share) - 25
 January 2005 (Note 7)						   200,000        200        1,800                -            2,000
 Common shares issued for cash ($0.1 per share) - 1 February
 2005 (Note 7)							    25,000         25        2,475                -            2,500
 Net loss for the period                                                 -          -            -          (3,051)          (3,051)

BALANCE AT 28 FEBRUARY 2005                                      8,125,000      8,125       17,775          (3,051)           22,849
 Net loss for the year                                                   -          -            -         (12,401)         (12,401)

BALANCE AT 28 FEBRUARY 2006                                      8,125,000      8,125       17,775         (15,452)           10,448
   Contributions to capital by related
   parties (Note 5 and 6)					         -          -       12,000                -           12,000
   Net loss for the period                                               -          -            -         (39,121)         (39,121)

BALANCE AT 31 AUGUST 2006                                        8,125,000      8,125       29,775         (54,573)         (16,673)














   The accompanying notes are an integral part of these financial statements.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 AUGUST 2006

1.  NATURE AND CONTINUANCE OF OPERATIONS

    Ancor Resources Inc.(the "Company") was incorporated under the laws of the State of Nevada on 11 October 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company intends to engage in the acquisition and exploration of mining properties. The Company is in the development stage and its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

    The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

    The Company's financial statements as at 31 August 2006 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $39,121 for the six month period ended 31 August 2006 (31 August 2005 - $223) and has working capital deficit of $16,673 at 31 August 2006 (28 February 2006 - working capital of $10,448).

    Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    As at 31 August 2006, the Company was not currently fully engaged in an operating business and expects to incur development stage operating losses for the next year. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 AUGUST 2006

2.  SIGNIFICANT ACCOUNTING POLICIES

    The following is a summary of significant accounting policies used in the preparation of these financial statements.

    BASIS OF PRESENTATION

    The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the U.S. dollar, and the financial statements are presented in U.S. dollars.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

    MINERAL PROPERTY COSTS

    The Company has been in the development stage since its formation on 11 October 2004 and has not yet realized any revenues from its planned operations. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

    Although the Company takes steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

    FINANCIAL INSTRUMENTS

    The carrying amounts of cash, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 AUGUST 2006

    ENVIRONMENTAL EXPENDITURES

    The operations of the Company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company's policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

    Environmental expenditures that relate to environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

    INCOME TAXES

    Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, "Accounting for Income Taxes", as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in futures years.

    BASIC AND DILUTED NET LOSS PER SHARE

    The Company computes net income (loss) per share in accordance with SFAS No.128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

    COMPREHENSIVE LOSS

    SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 August 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 AUGUST 2006

    SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

    START-UP EXPENSES

    The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 11 October 2004 to 31 August 2006.

    FOREIGN CURRENCY TRANSLATION

    The Company's functional and reporting currency is U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 AUGUST 2006

    RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

    In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

3.  MINERAL PROPERTIES

     Pursuant to a mineral property staking and purchase agreement (the "Agreement") dated 28 January 2005, the Company has agreed to acquire a 100% undivided right, title and interest in a gold/silver/copper mineral claim unit (the "Claims"), located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $2,015. Since the Company has not established the commercial feasibility of the mineral claims, the acquisition and exploration costs have been expensed.

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.  DUE TO RELATED PARTY

    As at 31 August 2006, the amount due to a related party consists of $15,000 (28 February 2006 - $500) payable to an officer, director and shareholder of the Company. The balance due to a related party is non-interest bearing, unsecured and is due on demand.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 AUGUST 2006

6.  RELATED PARTY TRANSACTIONS

    During the six month period ended 31 August 2006, an officer and director of the Company made contributions to capital for management fees in the amounts of $9,000 (31 August 2005 - $Nil, cumulative - $9,000) and rent in the amounts of $3,000 (31 August 2005 - $Nil, cumulative - $3,000).

7.  CAPITAL STOCK

    AUTHORIZED

    The total authorized capital is 75,000,000 common shares with par value of $0.001.

    ISSUED AND OUTSTANDING

    The total issued and outstanding capital stock is 8,125,000 common shares with par value of $0.001 per share.

           i. 	On 29 November 2004, 4,000,000 common shares of the Company were
             	issued to an officer and director of the Company for cash proceeds of $4,000.

           ii.	On 10 January 2005, 2,400,000 common shares of the Company were
              	issued for cash proceeds of $2,400.

           iii.	On 21 January 2005, 1,500,000 common shares of the Company were
              	issued for cash proceeds of $15,000.

           iv.	On 25 January 2005, 200,000 common shares of the Company were
              	issued for cash proceeds of $2,000.

           v. 	On 1 February 2005, 25,000 common shares of the Company were
              	issued for cash proceeds of $2,500.

8.  INCOME TAXES

    The Company has losses carried forward for income tax purposes to 31 August 2006. There are no current or deferred tax expenses for the period ended 31 August 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

    The provision for refundable federal income tax consists of the following:

ANCOR RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 AUGUST 2006


                                              FOR THE SIX MONTH PERIOD ENDED      FOR THE SIX MONTH PERIOD
                                              ENDED 31 AUGUST 2006                ENDED 31 AUGUST 2005
                                              $                                   $

Deferred tax asset attributable to:
Current operations                                      13,301                                76
Contributions to capital by related parties             (4,080)                                -
Less: Change in valuation allowance                     (9,221)                              (76)

Net refundable amount                                        -                                 -

    The composition of the Company's deferred tax assets as at 31 August 2006 and 28 February 2006 are as follows:

                                            31 AUGUST 2006  AS AT 28 FEBRUARY 2006
                                                                         (AUDITED)
                                                         $                       $

Net income tax operating loss carryforward          42,574                  15,452

Statutory federal income tax rate                      34%                     34%
Effective income tax rate                               0%                      0%

Deferred tax asset                                  14,475                   5,253
Less: Valuation allowance                         (14,475)                 (5,253)

Net deferred tax asset                                   -                       -

    The potential income tax benefit of these losses has been offset by a full valuation allowance.

    As at 31 August 2006, the Company has an unused net operating loss carryforward balance of approximately $42,573 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 and 2026.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 AUGUST 2006

9.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

                     			FOR THE PERIOD FROM    	   FOR THE THREE MONTH  FOR THE THREE MONTH  FOR THE SIX MONTH  FOR THE SIX MONTH
                     			THE DATE OF INCEPTION      PERIOD ENDED 31      PERIOD ENDED 31      PERIOD ENDED 31	PERIOD ENDED 31
                     			ON 11 OCTOBER 2004 TO      AUGUST 2006          AUGUST 2005          AUGUST 2006	AUGUST 2005
                     			31 AUGUST 2006
                                 	$                    	   $                    $        	     $        		$

Cash paid during the period for interest              -                    -                    -       	  -       		 -


Cash paid during the period for income taxes          -                    -                    -      		  -        		 -



    During the six month period ended 31 August 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent in the amounts of $9,000 and $3,000 respectively (Note 6).

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

RESULTS OF OPERATIONS FOR PERIOD ENDING AUGUST 31, 2006

We did not earn any revenues during the six-month period ending August 31, 2006. We incurred operating expenses in the amount of $39,121 for the six-month period ended August 31, 2006. Our operating expenses were comprised of consulting fees of legal and accounting fees of $15,705, consulting fees of $10,000, donated management fees recorded at $9,000, donated rent recorded at $3,000, office and miscellaneous costs of $934, transfer agent fees of $250, regulatory fees of $130 and bank charges and interest of $102.

At August 31, 2006, we had total assets of $13,851, consisting of $13,101 in cash and $750 in prepaid expenses. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $15,524 and $15,000 due to related parties for loans they have made to us.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on August 31, 2006. This evaluation was conducted by our chief executive officer, Michael Sweeney, and our principal accounting officer, Jim Callaghan.

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

Item 2.    Changes in Securities

We did not issue any securities during the quarter ended August 31, 2006.

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

DATED:  October 16, 2006


Ancor Resources Inc.


/s/ Michael Sweeney
------------------------------
Michael Sweeney, President