Form 10KSB/A
period 2006-02-28
Ancor Resources Inc.
filed 2006-10-24
CIK 1348788

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,  D.C. 20549

                                      FORM  10-KSB /A

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  X     No


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

$412,500 as at October 24 , 2006 based on the last sale's price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        8,125,000  shares of common stock as at  October 24 , 2006

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

ITEM 13:  EXHIBITS AND REPORTS

Exhibits


Exhibit
Number    Description

  3.1*    Articles of Incorporation
  3.2*    Bylaws
 10.1*    Mineral property agreement dated January 28, 2005
 31.1* Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2* Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 99.1*    Location map

* filed as an exhibit to our registration statement on Form SB-2 dated January 13, 2006

* Filed as exhibits to our Form 10-KSB dated June 20, 2006.

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

Ancor Resources Inc.


By      /s/ Michael Sweeney
        Michael Sweeney
        President, CEO & Director
        Date:  October 24 , 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Michael Sweeney__________
        Michael Sweeney
        President, CEO & Director
        Date:  October 24 , 2006


By      /s/ Jim Callaghan___________
        Jim Callaghan
        Secretary and Director
        Date:  October 24 , 2006

By      /s/ Allan J. Beaton________
        Allan J. Beaton
        Director
        Date:  October 24 , 2006