Form 10QSB/A
period 2006-08-31
Ancor Resources Inc.
filed 2006-10-24
CIK 1348788

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,125,000 shares of $0.001 par value common stock outstanding as of October 24 , 2006.

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

* Filed as exhibits to our Form 10-QSB dated October 16, 2006.

SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  October 24 , 2006


Ancor Resources Inc.


/s/ Michael Sweeney
------------------------------
Michael Sweeney, President