Form 10QSB
period 2006-11-30
Ancor Resources Inc.
filed 2007-01-12
CIK 1348788

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  November 30, 2006
                                      ------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,125,000 shares of $0.001 par value common stock outstanding as of January 12, 2007.

  ANCOR RESOURCES INC.
  (A DEVELOPMENT STAGE COMPANY)

  Financial Statements
  (Expressed in U.S. Dollars)
  (Unaudited)
  30 NOVEMBER 2006

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

                                                                          AS AT 	AS AT 28 FEBRUARY 2006
                                                               30 NOVEMBER 2006                      (AUDITED)
                                                                              $                              $

ASSETS

CURRENT
Cash and cash equivalents                                                 4,965                         13,598
Prepaid expenses                                                            575                              -

                                                                          5,540                         13,598

LIABILITIES

CURRENT
Accounts payable and accrued liabilities (Note 4)                         6,695                          2,650
Due to related party (Notes 5 and 6)                                     19,000                            500

                                                                         25,695                          3,150
STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK  (Note 7)
Authorized
  75,000,000 common shares, par value $0.001
Issued and outstanding
 30 November 2006 - 8,125,000 common shares, par value $0.001
 28 February 2006 - 8,125,000 common shares, par value $0.001             8,125                          8,125
ADDITIONAL PAID-IN CAPITAL                                               35,775                         17,775
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE                      (64,055)                       (15,452)

                                                                       (20,155)                         10,448

                                                                          5,540                         13,598

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)


   The accompanying notes are an integral part of these financial statements.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                FOR THE PERIOD FROM THE  FOR THE THREE  FOR THE THREE   FOR THE NINE   FOR THE NINE
                                                DATE OF INCEPTION ON 11          MONTH  MONTH  PERIOD   MONTH PERIOD          MONTH
                                                     OCTOBER 2004 TO 30         PERIOD       ENDED 30       ENDED 30         PERIOD
                                                          NOVEMBER 2006       ENDED 30  NOVEMBER 2005  NOVEMBER 2006       ENDED 30
                                                                              NOVEMBER                                NOVEMBER 2005
                                                                                  2006
                                                                      $              $              $              $              $

EXPENSES
Bank charges and interest                                           256             24             19            126             82
Consulting fees                                                  10,200            200              -         10,200              -
Legal and accounting                                             25,468          2,545          6,008         18,251          6,168
Management fees (Note 6)                                         13,500          4,500              -         13,500              -
Mineral property expenditure (Note 3)                             6,315              -              -              -              -
Office and miscellaneous                                          2,267            313              -          1,246              -
Organization costs                                                  500              -              -              -              -
Regulatory fees                                                     299            125            225            255              -
Rent (Note 6)                                                     4,500          1,500              -          4,500              -
Transfer agent fees                                                 750            275              -            525            225

NET LOSS FOR THE PERIOD                                          64,055          9,482          6,252         48,603          6,475

BASIC AND DILUTED LOSS PER COMMON SHARE                                          0.001          0.001
                                                                                                               0.006          0.001

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN PER SHARE CALCULATIONS		                                     8,125,000      8,125,000      8,125,000      8,125,000


   The accompanying notes are an integral part of these financial statements.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

                                                FOR THE PERIOD FROM THE DATE FOR THE THREE      FOR THE  FOR THE NINE FOR THE NINE
                                                  OF INCEPTION ON 11 OCTOBER  MONTH PERIOD  THREE MONTH  MONTH PERIOD MONTH PERIOD
                                                    2004 TO 30 NOVEMBER 2006      ENDED 30 PERIOD ENDED         ENDED        ENDED
                                                                             NOVEMBER 2006  30 NOVEMBER   30 NOVEMBER  30 NOVEMBER
                                                                                                   2005          2006         2005
                                                                           $             $            $             $            $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                              (64,055)       (9,482)      (6,252)      (48,603)      (6,475)
Adjustments to reconcile loss to net cash used by operating activities
 Contributions to capital by related parties (Note 6)                 18,000         6,000            -        18,000            -
Changes in operating assets and liabilities
 Decrease (increase) in prepaid expenses                               (575)           175            -         (575)            -
 (Decrease) increase in accounts payable and
 accrued liabilities				                       6,695        (8,829)       6,008         4,045        4,493

                                                                     (39,935)      (12,136)        (244)      (27,133)      (1,982)

CASH FLOWS FROM FINANCING ACTIVITY
(Decrease) increase in due to related parties (Notes 5 and 6)         19,000         4,000            -        18,500        (500)
Common shares issued for cash                                         25,900             -            -             -           -

                                                                      44,900         4,000            -        18,500        (500)

INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                      4,965        (8,136)        (244)       (8,633)     (2,482)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             -        13,101       23,626        13,598      25,864


CASH AND CASH EQUIVALENTS, END OF PERIOD                               4,965         4,965       23,382         4,965      23,382


SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (Note 9)

   The accompanying notes are an integral part of these financial statements.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Changes in Stockholders' deficiency
(Expressed in U.S. Dollars)
(Unaudited)

                                                                 NUMBER OF    CAPITAL   ADDITIONAL         DEFICIT,    STOCKHOLDERS'
                                                             COMMON SHARES      STOCK      PAID-IN      ACCUMULATED       DEFICIENCY
                                                                    ISSUED                 CAPITAL       DURING THE
                                                                                                        DEVELOPMENT
                                                                                                              STAGE
                                                                                    $            $                $                $

BALANCE AT 11 OCTOBER 2004  (INCEPTION)
 Common shares issued for cash ($0.001 per share) - 29           4,000,000      4,000            -                -            4,000
 November 2004 (Note 7)
 Common shares issued for cash ($0.001 per share) - 10           2,400,000      2,400            -                -            2,400
 January 2005 (Note 7)
 Common shares issued for cash ($0.01 per share) - 21            1,500,000      1,500       13,500                -           15,000
 January 2005 (Note 7)
 Common shares issued for cash ($0.01 per share) - 25              200,000        200        1,800                -            2,000
 January 2005 (Note 7)
 Common shares issued for cash ($0.1 per share) - 1 February        25,000         25        2,475                -            2,500
 2005 (Note 7)
 Net loss for the period						 -          -            -           (3,051)          (3,051)

BALANCE AT 28 FEBRUARY 2005                                      8,125,000      8,125       17,775           (3,051)          22,849
 Net loss for the year 							 -          -            -          (12,401)         (12,401)

BALANCE AT 28 FEBRUARY 2006                                      8,125,000      8,125       17,775          (15,452)          10,448
   Contributions to capital by related                                   -          -       18,000                -           18,000
   parties (Note 5 and 6)
   Net loss for the period						 -          -            -          (48,603)         (48,603)

BALANCE AT 30 NOVEMBER 2006					 8,125,000      8,125       35,775          (64,055)         (20,155)





   The accompanying notes are an integral part of these financial statements.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 NOVEMBER 2006

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

    The Company's financial statements as at 30 November 2006 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $48,603 for the nine month period ended 30 November 2006 (30 November 2005 - $6,475) and has working capital deficit of $20,155 at 30 November 2006 (28 February 2006 - working capital of $10,448).

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

    As at 30 November 2006, the Company was not currently fully engaged in an operating business and expects to incur development stage operating losses for the next year. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 NOVEMBER 2006

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

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 NOVEMBER 2006

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

    COMPREHENSIVE LOSS

    SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 November 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 NOVEMBER 2006

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

    START-UP EXPENSES

    The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 11 October 2004 to 30 November 2006.

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

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 NOVEMBER 2006

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

5.  DUE TO RELATED PARTY

     The balance due to related party is non-interest bearing, unsecured and is due on demand.
     As at 30 November 2006, the amount due to related parties consists of $19,000 (28 February 2006 - $500) payable to an officer, director and shareholder of the Company.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 NOVEMBER 2006

6.  RELATED PARTY TRANSACTIONS

     During the nine month period ended 30 November 2006, an officer and director of the Company made contributions to capital for management fees in the amounts of $13,500 (30 November 2005 - $Nil, cumulative - $13,500) and rent in the amounts of $4,500 (30 November 2005 - $Nil, cumulative - $4,500).

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

8.  INCOME TAXES

     The Company has losses carried forward for income tax purposes to 30 November 2006. There are no current or deferred tax expenses for the period ended 30 November 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 NOVEMBER 2006

     The provision for refundable federal income tax consists of the following:

                                        FOR THE NINE MONTH PERIOD      FOR THE NINE MONTH PERIOD
                                           ENDED 30 NOVEMBER 2006         ENDED 30 NOVEMBER 2005
                                                                $                              $
Deferred tax asset attributable to:
Current operations                                         16,525                         2,201
Contributions to capital by related parties                (6,120) 			      -
Less: Change in valuation allowance                       (10,405) 			 (2,201)

Net refundable amount                                           -                             -

The composition of the Company's deferred tax assets as at 30 November 2006 and 28 February 2006 are as follows:

                                            AS AT 30 NOVEMBER 2006  AS AT 28 FEBRUARY 2006
                                                                 $                       $
                                                                                (AUDITED)

Net income tax operating loss carryforward                  46,055                  15,452

Statutory federal income tax rate                              34%                     34%
Effective income tax rate                                       0%                      0%

Deferred tax assets                                         15,659                   5,253
Less: Valuation allowance                                 (15,659)                 (5,253)

Net deferred tax asset                                           -                       -

     The potential income tax benefit of these losses has been offset by a full valuation allowance.

     As at 30 November 2006, the Company has an unused net operating loss carryforward balance of approximately $46,055 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2026.

ANCOR RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 NOVEMBER 2006

9.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

                  FOR THE PERIOD FROM THE DATE       FOR THE THREE      FOR THE THREE      FOR THE NINE    FOR THE NINE
               OF INCEPTION ON 11 OCTOBER 2004        MONTH PERIOD       MONTH PERIOD      MONTH PERIOD    MONTH PERIOD
                                TO 30 NOVEMBER   ENDED 30 NOVEMBER  ENDED 30 NOVEMBER          ENDED 30        ENDED 30
                                          2006                2006               2005     NOVEMBER 2006   NOVEMBER 2005
                                            $                   $                  $                 $               $


Cash paid during the
period for interest			-		   -		   -			-		-
Cash paid during  the
period for income taxes			-		   -		   -			-		-

During the nine month period ended 30 November 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent in the amounts of $13,500 and $4,500 respectively (Note 6).

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

RESULTS OF OPERATIONS FOR PERIOD ENDING NOVEMBER 30, 2006

We did not earn any revenues during the nine-month period ending November 30, 2006. We incurred operating expenses in the amount of $48,603 for the nine-month period ended November 30, 2006. Our operating expenses were comprised of consulting fees of legal and accounting fees of $18,251, consulting fees of $10,200, donated management fees recorded at $13,500, donated rent recorded at $4,500, office and miscellaneous costs of $1,246, transfer agent fees of $525, regulatory fees of $255 and bank charges and interest of $126.

At November 30, 2006, we had total assets of $5,540, consisting of $4,965 in cash and $575 in prepaid expenses. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $6,695 and $19,000 due to related parties for loans they have made to us.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on November 30, 2006. This evaluation was conducted by our chief executive officer, Michael Sweeney, and our principal accounting officer, Jim Callaghan.

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

Item 2.    Changes in Securities

We did not issue any securities during the quarter ended November 30, 2006.

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

DATED:  January 12, 2007


Ancor Resources Inc.


/s/ Michael Sweeney
------------------------------
Michael Sweeney, President