Form 10KSB
period 2007-02-28
NU-MEX URANIUM CORP.
filed 2007-06-13
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-52600

NU-MEX URANIUM CORP.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1769847 (I.R.S. Employer Identification No.)
Plaza Paseo, 110 - 4801 Lang Ave. NE, Albuquerque, New Mexico (Address of principal executive offices)	87109 (Zip Code)
(505) 842-5537 Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       Yes X                      No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X                                  No _____

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

To date, no trades have been effected in our common equity on the Over-the-Counter Bulletin Board. Our most recent private placement sale of our common equity occurred in February 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

30,625,000 shares of common stock as at June 8, 2007

PART I

ITEM 1:            DESCRIPTION OF BUSINESS

General

Corporate History and Name Change

We were incorporated as "Ancor Resources Inc." under the laws of the State of Nevada on October 2004. On June 6, 2007, the Company merged with its wholly-owned subsidiary, Nu-Mex Uranium Corp,. pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State on June 4, 2007. The merger was in the form of a parent/subsidiary merger, with the Company as the surviving corporation. In accordance with Section 92A.180 of the Nevada Revised Statutes, shareholder approval of the merger was not required. Upon completion of the merger, the Company's name has been changed to "Nu-Mex Uranium Corp." and the Company's Articles of Incorporation have been amended to reflect this name change.

The Company decided to change its name to "Nu-Mex Uranium Corp." to better reflect the Company's focus on exploration for uranium.

Forward Stock Split and Increase in Authorized Share Capital

With a record date of June 6, 2007 (the "Record Date") and a distribution date of June 7, 2007, the Board of Directors (the "Board") of the Company unanimously resolved, in accordance with Section 78.207 of the Nevada Revised Statutes: Chapter 78, as amended, to complete an increase in the number of shares of the Company's authorized share capital and correspondingly increase the number of issued and outstanding common shares, in each case on a five (5) new shares for one (1) old share basis (the "Increase in Authorized Share Capital/Forward Stock Split").

The Increase in Authorized Share Capital/Forward Stock Split was implemented taking into account the Company's authorized share capital and number of issued and outstanding shares of common stock as of the Record Date. As such, the Company's authorized share capital was increased from 75,000,000 common shares to 375,000,000 common shares and the Company's issued and outstanding common stock was increased from 6,125,000 common shares to 30,625,000 common shares. The par value of the Company's common shares, which is $0.001 per common share, has not changed.

Exploration Stage Company

We are an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. We own a 100% interest in one mineral claim known as the Panther claim located twenty-two kilometers southeast of Port Alberni, Vancouver Island, British Columbia, Canada. We purchased this claim from Laurence Stephenson.

There is no assurance that a commercially viable mineral deposit exists on the Panther claim. At this time, we intend to pursue plan to acquire interests in additional mineral properties, particularly with respect to uranium in the Southwest United States.

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

Description, Location and Access

The Panther claim is located in the approximately 22 kilometers southeast of Port Hardy, British Columbia on Vancouver Island, just south of Father and Son Lake in the Alberni Mining District. Local access to the property is accessible by vehicle, six kilometers via a logging road located off Port Alberni's main road.

Climate and Topography

The climate consists of mild springs with some precipitation, warm to hot summers and cold, wet winters with snowfall mainly in January at the higher elevations.

The property lies in a forested area with elevations ranging from 800 meters to 1,000 meters. The topography is rugged along the higher elevations. The slopes are actively being logged and re-growth is found in other areas. Vegetation consists of a mix of cedar, hemlock, and spruce trees as well as alder, willow and cottonwood trees along the poorly drained areas. Undergrowth brush is typical with devil's club, salal and other assorted berry bushes.

Title to the Panther Claim

The Panther claim consists of one mineral claim comprising 24 units. A "mineral claim" refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface and to extract minerals. Title to the Panther claim is registered in the name of the claim vendor.

Claims details are as follows:
Claim Name Panther	Record Number 510012	Expiry Date April 1, 2009

The claim is in good standing until April 1, 2009. This means that the claim will expire on April 1, 2009 and we must complete at least $100 worth of exploration work on the claim by that date. In subsequent years, we must spend at least $200 on the claim to extend the expiry date by one year.

Mineralization

There are two styles of mineralization present in the Mineral Creek fault representing the types of mineralization to be expected. A fault is a fracture caused by movement of rock under the earth's surface. First, gold occurs in the wide area of cataclastic rock spread out in bedded volcaniclastic and aphyric rocks adjacent to the fault. Cataclastic rock is angular fragmented powdered rock formed by the crushing and shearing from movement of the earth's crust. Volcaniclastic rock is volcanic rock formed by pre-existing rock and Aphyric rock is basalt (volcanic igneous rock made of iron and magnesium), containing plagioclase phenocrysts (large crystals set in volcanic igneous rock containing calcium, sodium, aluminum, silicon, and oxygen).

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

Major shear structures appear to be closely associated with the mineralized zones, and felsic intrusives are proximal to, if not intermixed, with most of the showings. Felsic intrusives are light-colored igneous rocks with an abundance of light-colored minerals that mineralized from molten lava beneath the earth's crust.

There are possibly two other deposit types. One is skarn, which refers to metamorphic rocks surrounding an igneous intrusive rock that is formed by thermal metamorphism and metasomatism when it comes in contact with magmatic intrusive carbonate-rich rocks such as limestone and dolostone. Limestone is sedimentary rock made mostly of calcium carbonate (calcite), and dolostone sedimentary rock is composed primarily of calcium, magnesium, carbon and oxygen (dolomite). Thermal metamorphism refers to the changes over time in the composition and structure of rocks caused by pressure and high temperatures. Metasomatism refers to the process by which a rock's overall chemical composition changes during metamorphism because of reactions with hot water that bring in or remove elements. Typical skarn minerals include magnetite (a naturally magnetic mineral mostly made of iron oxide) and silicate minerals such as pyroxene (containing iron, magnesium and calcium), garnet (containing aluminum, iron, magnesium and calcium), idocrase or vesuvianite (containing magnesium and calcium), wollastonite (containing iron, magnesium and manganese), actinolite (containing iron, magnesium and calcium), epidote (containing aluminum, iron, magnesium and calcium).

The second possible deposit type being many layers of sulphide minerals within the volcanic rock. Sulphide mineral groups contain sulphur combined with any metal or metals.

Exploration History

Little exploration work had been done on the Panther claim. The property was explored in the mid-late 1930s and early 1940s. Several showings and occurrences of mineralization were mined at the north of the property. The Panther property was again mined post war but no exploration or mining on the property has occurred since.

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

The second phase of exploration will consist of a geophysical survey and detailed sampling. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the merit of properties. This exploration will focus on areas on the property that are identified in phase one as containing mineralization. We will gather additional rock samples from the property surface from these areas and have our consulting geologist determine whether there is a geological explanation to explain the patterns of mineralization found on the property.

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

Our business plan calls for significant expenses in connection with the exploration of the Panther claim. We do not have sufficient funds to conduct the recommended phase two exploration program on the claim, which is estimated to cost $5,000. We will need additional funds to complete this, and any additional recommended exploration. Even after completing these two phases of exploration, we will not know if we have a commercially viable mineral deposit.

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

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claim containing economic mineralization or reserves is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Panther claim does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profit in the future.

The report of our independent accountant to our audited financial statements for the fiscal year ended February 28, 2007 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

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

Our president, Mr. Michael Sweeney, intends to devote approximately 20% of his business time providing his services to us, and our directors Mr. Jim Callaghan and Mr. Allan Beaton, intend to devote approximately 20% and 10% of their business time, respectively, to providing services to us. While our directors presently possess adequate time to attend to our interests, it is possible that the demands on our directors from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.

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

ITEM 6:            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan Of Operation

Our plan of operation for the next twelve months is to complete the recommended phase two exploration program on the Panther claim consisting of a geological mapping, geochemical sampling, geophysical surveying and prospecting. Our conduct of the phase two exploration program will be subject to us raising the necessary financing. We anticipate that the exploration program will cost approximately $5,000.

We are also reviewing other potential acquisitions in the resource sector, particularly with respect to uranium in the Southwest United States. However, there is no guarantee that we will be able to reach any agreement to acquire such assets.

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

Results Of Operations For The Period From Inception Through February 28, 2007

We have not earned any revenues from our incorporation on October 11, 2004 to February 28, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Panther claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Panther claim, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $64,770 for the year ended February 28, 2007. These operating expenses were comprised of bank charges and interest of $150, consulting fees of $10,200, legal and accounting fees of $27,838, management fees of $18,000, office and miscellaneous costs of $1,527, regulatory fees of $255, rent of $6,000 and transfer agent fees of $800.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7:            FINANCIAL STATEMENTS

Ancor Resources Inc.

(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
28 February 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ancor Resources Inc.
(A Development Stage Company)

We have audited the balance sheet of Ancor Resources Inc. as at 28 February 2007, and the related statements of operations, cash flows and changes in stockholders' deficiency for the year then ended. We have also audited the statements of operations, cash flows and changes in stockholders' deficiency for the period from the date of inception on 11 October 2004 to 28 February 2007 except that we did not audit the financial statements for the period from the date of inception on 11 October 2004 through 28 February 2006; those statements were audited by other auditors whose report dated 11 May 2006, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 28 February 2007 and the results of its operations, cash flows and changes in stockholders' deficiency for the year then ended and for the period from the date of inception on 11 October 2004 to 28 February 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "James Stafford"

Vancouver, Canada

Chartered Accountants

18 April 2007

Ancor Resources Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
As at 28 February
	2007	2006
	$	$

Assets

Current
Cash and cash equivalents	4,038	13,598
Prepaid expenses	300	-

	4,338	13,598

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	11,660	2,650
Due to related parties (Note 5)	23,000	500

	34,660	3,150

Shareholders' deficiency
Capital stock (Note 7)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
28 February 2007 - 8,125,000 common shares, par value $0.001
28 February 2006 - 8,125,000 common shares, par value $0.001	8,125	8,125
Additional paid-in capital	41,775	17,775
Deficit, accumulated during the development stage	(80,222)	(15,452)

	(30,322)	10,448

	4,338	13,598

Nature and Continuance of Operations (Note 1)

The accompanying notes are an integral part of these financial statements.

Ancor Resources Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
	For the period from the date of inception on 11 October 2004 to 28 February 2007	For the year ended 28 February 2007	For the year ended 28 February 2006
	$	$	$

Expenses
Bank charges and interest	280	150	130
Consulting fees	10,200	10,200	-
Legal and accounting	35,055	27,838	6,718
Management fees (Note 6)	18,000	18,000	-
Mineral property expenditure (Note 3)	6,315	-	4,300
Office and miscellaneous	2,548	1,527	984
Organization costs	500	-	-
Regulatory fees	299	255	44
Rent (Note 6)	6,000	6,000	-
Transfer agent fees	1,025	800	225

Net loss for the period	80,222	64,770	12,401

Basic and diluted loss per common share		0.008	0.002

Weighted average number of common shares used in per share calculations		8,125,000	8,125,000

The accompanying notes are an integral part of these financial statements.

Ancor Resources Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
	For the period from the date of inception on 11 October 2004 to 28 February 2007	For the year ended 28 February 2007	For the year ended 28 February 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(80,222)	(64,770)	(12,401)
Adjustments to reconcile loss to net cash
used by operating activities
Contributions to capital by related parties (Notes 5 and 6)	24,000	24,000	-
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(300)	(300)	-
Increase in accounts payable and accrued liabilities	11,660	9,010	135

	(44,862)	(32,060)	(12,266)

Cash flows from financing activities
Increase in due to related parties (Notes 5 and 6)	23,000	22,500	-
Common shares issued for cash (Note 7)	25,900	-	-

	48,900	22,500	-

Increase (decrease) in cash and cash equivalents	4,038	(9,560)	(12,266)

Cash and cash equivalents, beginning of period	-	13,598	25,864

Cash and cash equivalents, end of period	4,038	4,038	13,598

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Ancor Resources Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, during the development stage	Shareholders' equity (deficiency)
		$	$	$	$

Balance at 11 October 2004 (inception)
Common shares issued for cash ($0.001 per share) - 29 November 2004 (Note 7)	4,000,000	4,000	-	-	4,000
Common shares issued for cash ($0.001 per share) - 10 January 2005 (Note 7)	2,400,000	2,400	-	-	2,400
Common shares issued for cash ($0.001 per share) - 21 January 2005 (Note 7)	1,500,000	1,500	13,500	-	15,000
Common shares issued for cash ($0.001 per share) - 25 January 2005 (Note 7)	200,000	200	1,800	-	2,000
Common shares issued for cash ($0.001 per share) - 1 February 2005 (Note 7)	25,000	25	2,475	-	2,500
Net loss for the period	-	-	-	(3,051)	(3,051)

Balance at 28 February 2005	8,125,000	8,125	17,775	(3,051)	22,849
Net loss for the year	-	-	-	(12,401)	(12,401)

Balance at 28 February 2006	8,125,000	8,125	17,775	(15,452)	10,448
Contributions to capital by related parties (Notes 5 and 6)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(64,770)	(64,770)

Balance at 28 February 2007	8,125,000	8,125	41,775	(80,222)	(30,322)

The accompanying notes are an integral part of these financial statements.

Ancor Resources Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
As at 28 February

1.          Nature and Continuance of Operations

Ancor Resources Inc. (the "Company") was incorporated under the laws of the State of Nevada on 11 October 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company intends to engage in the acquisition and exploration of mining properties. The Company is in the development stage and its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

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

The Company's financial statements as at 28 February 2007 and for the year then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $64,770 for the year ended 28 February 2007 (2006 - $12,401) and has working capital deficit of $30,322 at 28 February 2007 (2006 - working capital of $10,448).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 28 February 2008. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at 28 February 2007, the Company was not engaged in an operating business and expects to incur development stage operating losses for the next year. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.          Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Ancor Resources Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
As at 28 February

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America applicable to development stage enterprises. The functional currency is the U.S. dollar, and the financial statements are presented in U.S. dollars.

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
As at 28 February

Environmental expenditures

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

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 28 February 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Ancor Resources Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
As at 28 February

Start-up expenses

The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 11 October 2004 to 28 February 2007.

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
As at 28 February

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

As at 28 February 2007, the amount due to related parties consists of $23,000 (2006 - $500) payable to officers, directors and shareholders of the Company.

6.          Related Party Transactions

During the year ended 28 February 2007, an officer and director of the Company made contributions to capital for management fees in the amounts of $18,000 (2006 - $Nil, cumulative - $18,000) and rent in the amounts of $6,000 (2006 - $Nil, cumulative - $6,000).

7.          Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with par value of $0.001.

Ancor Resources Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
As at 28 February

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

8.          Income Taxes

The Company has losses carried forward for income tax purposes to 28 February 2007. There are no current or deferred tax expenses for the period ended 28 February due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 28 February 2007	For the year ended 28 February 2006
	$	$

Deferred tax asset attributable to:
Current operations	27,377	5,253
Contributions to capital by related parties	(8,160)	-
Less: Change in valuation allowance	(19,217)	(5,253)

Net refundable amount	-	-

Ancor Resources Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
As at 28 February

The composition of the Company's deferred tax assets as at 28 February 2007 and 28 February 2006 are as follows:

	As at 28 February 2007	As at 28 February 2006
	$	$

Net income tax operating loss carryforward	56,522	15,452

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	19,217	5,253
Less: Valuation allowance	(19,217)	(5,253)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 28 February 2007, the Company has an unused net operating loss carryforward balance of approximately $56,522 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2026.

9.          Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 11 October 2004 to 28 February 2007	For the year ended 28 February 2007	For the year ended 28 February 2006
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the year ended 28 February 2007, an officer, director and stockholder of the Company made contributions to capital for management fees and rent in the amounts of $18,000 and $6,000 respectively (Note 6).

ITEM 8:            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:          CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the "SEC").

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended February 28, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended February 28, 2007.

PART III

ITEM 9:            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position	Commencement of Service as Officer or Director
Michael Sweeney	43	President, Chief Executive Officer and director	October 11, 2004
Jim Callaghan	50	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and director	October 11, 2004
Allan J. Beaton	57	Director	July 27, 2005

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Mr. Michael Sweeney has acted as our President, Chief Executive Officer and as a director since our incorporation on October 11, 2004. Mr. Sweeney has been the general manager of the Orange Hotel located in Vancouver since November 1989. Mr. Sweeney does not have any professional training or technical credentials in the exploration, development and operation of mines. Mr. Sweeney intends to devote approximately 20% of his business time to our affairs.

Mr. Jim Callaghan has acted as our Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and as a director since our incorporation on October 11, 2004. Mr. Callaghan has been a purser with Air Canada since October 1979. Mr. Callaghan does not have any professional training or technical credentials in the exploration, development and operation of mines. Mr. Callaghan intends to devote approximately 20% of his business time to our affairs.

Mr. Allan J. Beaton has acted as a director of the Company since July 27, 2005. Mr. Beaton is a graduate of the Nova Scotia Technical College (Dalhousie) with a degree in mining engineering. Mr. Beaton has been the principal of A.J. Beaton Mining, a geological consulting company since 1987. He has also been president of Uganda Gold Mining Ltd., an Alberta and British Columbia reporting company involved in mineral exploration since 1998. Mr. Beaton intends to devote approximately 10% of his business time to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

Other than our executive officers listed above, we do not have any significant employees.

Family Relationships

There are no family relationships among our directors or executive officers.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, executive committee of our board of directors, stock plan committee or any other committee. However, we may seek suitable candidates for election as directors, and establish various committees, during the current fiscal year.

Audit Committee

Our Board of Directors currently acts as our Audit Committee. Our Board of Directors, acting as our Audit Committee, has determined that there is currently no director who meets the SEC's definition of an "audit committee financial expert".

Code of Ethics

To date our Board of Directors has not adopted a code of ethics applicable to its principal executive officer, its principal financial officer, its principal accounting officer or controller, or persons performing similar functions. We have not done so due to our limited operating history to date. Our Board of Directors intends to consider and adopt a code of ethics in the near future.

Involvement in Certain Legal Proceedings

Except as otherwise described herein, none of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 28, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Michael Sweeney (President and director)	1	1	0
Jim Callaghan (Secretary, Treasurer & director)	1	1	0
Allan J. Beaton (Director)	1	0	0

ITEM 10:          EXECUTIVE COMPENSATION

Executive Compensation

Our officers do not receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses they may incur in connection with our business. The following table shows, in tabular format, that no compensation was paid to our executive officers during our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year ended February 28,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Michael Sweeney (President and director)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jim Callaghan (Secretary, Treasurer and director)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Outstanding Equity Awards

We do not have any form of stock option plan or equity incentive plan. As such, there were no outstanding equity awards at the end of our fiscal year ended February 28, 2007, as set forth in the table below:

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Under- lying Unexer-cised Options (#) Exer-ciseable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-ciseable	Equity Inventive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Marked Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Marked or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Sweeney	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Jim Callaghan	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Compensation of Directors

Our directors do not receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses they may incur in connection with our business. The following table shows, in tabular format, that no compensation was paid to our directors during our last fiscal year:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Michael Sweeney	2007	Nil	Nil	Nil	Nil	Nil	Nil
Jim Callaghan	2007	Nil	Nil	Nil	Nil	Nil	Nil
Allan J. Beaton	2007	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 11:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at June 8, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Common stock	Michael Sweeney	5,000,000	16.3%
Common stock	Jim Callaghan	5,000,000	16.3%
Common stock	Allan J. Beaton	Nil	0%
Common stock	All officers and directors as a group that consists of three people	10,000,000	32.7%

(1)  Represents shares post stock split, whereby holders of record as of June 6, 2007 received five shares for each one share they held as of such record date.

(2)  Percent of class is based on 30,625,000 shares of common stock (on a post stock split basis) issued and outstanding as of the date of this annual report.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 12:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:          EXHIBITS

Exhibits
Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Articles of Merger (2), (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer(3)
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer(3)

(1)   Filed as an exhibit to our registration statement on Form SB-2 dated January 13, 2006.

(2)   The Articles of Merger, filed with the Nevada Secretary of State on June 4, 2007 and with an effective date of June 6, 2007, amended our Articles of Incorporation to change our name to "Nu-Mex Uranium Corp."

(3)   Filed herewith.

ITEM 14:          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:
	Fiscal year ended February 28, 2007	Period from inception on October 11, 2004 to February 28, 2006
Audit Fees:	$5,311	$8,010
Audit Related Fees:	$2,188	$2,250
Tax Fees:	Nil	Nil
All Other Fees:	Nil	Nil
Total:	$7,499	$10,260

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

We do not have a separate audit committee--our board of directors acts as our audit committee, and it is our board of directors' policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

In accordance with Section 13 and 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU-MEX URANIUM CORP.

By:       /s/ Michael Sweeney
             Michael Sweeney
             President, Chief Executive Officer and director
             Date: June 8, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Michael Sweeney
             Michael Sweeney
             President, Chief Executive Officer and director
             Date: June 8, 2007

By:       /s/ Jim Callaghan
             Jim Callaghan
             Secretary, Treasurer, Principal Accounting
             Officer, Principal Financial Officer and director
             Date: June 8, 2007

By:       /s/ Allan J. Beaton
             Allan J. Beaton
             Director
             Date: June 8, 2007