Form 10QSB
period 2007-05-31
NU-MEX URANIUM CORP.
filed 2007-07-20
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

[     ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-52600

NU-MEX URANIUM CORP.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1769847 (IRS Employer Identification No.)

Plaza Paseo, 110 - 4801 Lang Ave NE, Albuquerque, New Mexico 87109
(Address of principal executive offices)

(505) 842-5537
Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                Yes    X                   No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    X                   No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

30,625,000 shares of common stock as at July 20, 2007

Transitional Small Business Disclosure Format (Check one):                          Yes                        No    X

__________

NU-MEX URANIUM CORP.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended May 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended May 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report filed with the SEC on June 13, 2007. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Nu-Mex Uranium Corp. are included in this Quarterly Report on Form 10-QSB:

__________

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Interim Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
	As at 31 May 2007	As at 28 February 2007 (audited)
	$	$

Assets

Current
Cash and cash equivalents	3,031	4,038
Prepaid expenses	-	300

	3,031	4,338

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	15,643	11,660
Due to related parties (Note 5)	26,000	23,000

	41,643	34,660

Shareholders' deficiency
Capital stock (Note 6)
Authorized
375,000,000 common shares, par value $0.001 (Note 6)
Issued and outstanding
31 May 2007 - 30,625,000 common shares, par value $0.001 (Note 6)
28 February 2007 - 40,625,000 common shares, par value $0.001 (Note 6)	30,625	8,125
Additional paid-in capital	19,275	41,775
Deficit, accumulated during the development stage	(88,512)	(80,222)

	(38,612)	(30,322)

	3,031	4,338

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

_______________________________ Director Michael Sweeney	_______________________________ Director Jim Callaghan

The accompanying notes are an integral part of these interim financial statements.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Interim Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 11 October 2004 to 31 May 2007	For the three month period ended 31 May 2007	For the three month period ended 31 May 2006
	$	$	$

Expenses
Bank charges and interest	327	47	-
Consulting fees	10,200	-	5,000
Legal and accounting	39,849	4,794	2,512
Management fees	18,000	-	-
Mineral property expenditures (Note 3)	7,815	1,500	-
Office and miscellaneous	2,548	-	624
Organization costs	500	-	-
Regulatory fees	299	-	-
Rent	6,424	424	-
Transfer agent fees	2,550	1,525	-

Net loss for the period	88,512	8,290	8,136

Basic and diluted loss per common share		0.001	0.001

Weighted average number of common shares used in per share calculations		40,516,300	40,625,000

The accompanying notes are an integral part of these interim financial statements.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Interim Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 11 October 2004 to 31 May 2007	For the three month period ended 31 May 2007	For the three month period ended 31 May 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(88,512)	(8,290)	(8,136)
Adjustments to reconcile loss to net cash
used by operating activities
Contributions to capital by related parties	24,000	-	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	300	(1,000)
Increase in accounts payable and accrued liabilities	15,643	3,983	-

	(48,869)	(4,007)	(9,136)

Cash flows from financing activities
Increase (decrease) in due to related parties	26,000	3,000	(500)
Common shares issued for cash	25,900	-	-

	51,900	3,000	(500)

Increase (decrease) in cash and cash equivalents	3,031	(1,007)	(9,636)

Cash and cash equivalents, beginning of period	-	4,038	13,598

Cash and cash equivalents, end of period	3,031	3,031	3,962

Supplemental Disclosures with Respect to Cash Flows (Note 8)

The accompanying notes are an integral part of these interim financial statements.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

1.         Nature and Continuance of Operations

Nu-Mex Uranium Corp. (the "Company") was incorporated under the laws of the State of Nevada on 11 October 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On 24 May 2007 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Ancor Resources Inc.) would merge with its newly incorporated and wholly-owned subsidiary, Nu-Mex Uranium Corp. ("NewCo"). This merger became effective as of 4 June 2007 and the Company, being the surviving entity, changed its name to Nu-Mex Uranium Corp. The Company intends to engage in the acquisition and exploration of uranium mining properties. The Company is in the development stage and its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

NewCo was incorporated 4 June 2007 under the laws of the State of Nevada as a wholly-owned subsidiary of the Company and at no time has had any assets, liabilities or operations. NewCo was incorporated for the purposes of completing the merger and accordingly this transaction does not constitute a business combination and has no impact on the Company's financial position or results of operations.

Subsequent to 31 May 2007, effective 6 June 2007 the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company's common stock (Note 6).

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

The Company's financial statements as at 31 May 2007 and for the period ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating loses since inception of $88,512 and has working capital deficit of $38,612 at 31 May 2007. The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended 28 February 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended 31 May 2007 are not necessarily indicative of the results that may be expected for the year ending 28 February 2008.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

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

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

2.         Significant Accounting Policies (continued)

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

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 May 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

2.         Significant Accounting Policies (continued)

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 11 October 2004 to 31 May 2007.

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

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a servicer

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

2.         Significant Accounting Policies (continued)

using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140,. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

3.         Mineral Properties

Pursuant to a mineral property staking and purchase agreement (the "Agreement") dated 28 January 2005, the Company has agreed to acquire a 100% undivided right, title and interest in a gold/silver/copper mineral claim unit (the "Claims"), located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $2,015. Since the Company has not established the commercial feasibility of the mineral claims, the acquisition and exploration costs have been expensed as incurred.

4.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.         Due to Related Parties

The balance due to related party is non-interest bearing, unsecured and is due on demand.

As at 31 May 2007, the amount due to related parties consists of $26,000 (28 February 2007 - $23,000) payable to officers, directors and shareholders of the Company.

6.         Capital Stock

Authorized

The total authorized capital is 375,000,000 common shares with par value of $0.001. Subsequent to the period and on 4 June 2007 the Company increased the authorized share capital of the Company from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

6.         Capital Stock (continued)

Issued and outstanding

Subsequent to the period and on 4 June 2007 a majority of shareholders and the directors of the Company approved a special resolution to undertake a forward stock split of the common shares of the Company on a 5 new shares for 1 old share basis. All references in these financial statements to number of common shares outstanding, price per share and weighted average number of common shares outstanding have been restated as applicable to give effect to the 5:1 forward split (Note 1).

The total issued and outstanding capital stock is 30,625,000 common shares with par value of $0.001 per share.

    On 29 November 2004, 20,000,000 common shares of the Company were issued to an officer and director of the Company for cash proceeds of $4,000.

    On 10 January 2005, 12,000,000 common shares of the Company were issued for cash proceeds of $2,400.

    On 21 January 2005, 7,500,000 common shares of the Company were issued for cash proceeds of $15,000.

    On 25 January 2005, 1,000,000 common shares of the Company were issued for cash proceeds of $2,000.

    On 1 February 2005, 125,000 common shares of the Company were issued for cash proceeds of $2,500.

    On May 30, 2007 a founding shareholder of the Company returned 10,000,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder (Note 8).

To 31 May 2007 the Company has not granted any stock options and has not recorded any stock-based compensation.

7.         Income Taxes

As at 31 May 2007, the Company has an unused net operating loss carryforward balance of approximately $64,500 that may be available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2027. There are no current or deferred tax expenses for the period ended 31 May 2007 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

8.         Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 11 October 2004 to 31 May 2007	For the three month period ended 31 May 2007	For the three month period ended 31 May 2006
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

On 30 May 2007, a founding shareholder of the Company returned 10,000,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder (Note 6).

9.         Subsequent Events

The following events occurred subsequent to 31 May 2007:

i.      Letter of Intent

Effective 18 June 2007, the Board of Directors of the Company approved the Company's entry into a non-binding Letter of Intent dated for reference 14 June 2007 (the "LOI") with Strathmore Resources (US) Inc. ("Strathmore"). The LOI sets out the basic terms upon which the Company would be prepared to enter into an option and joint venture with Strathmore to explore and, if warranted, develop Strathmore's Nose Rock properties (the "Nose Rock" project), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres of land.

Pursuant to the terms of the LOI, the Company and Strathmore have agreed to negotiate in good faith and use their best efforts to execute a detailed option and joint venture agreement during the 90-day term of the LOI.

The option contemplated by the LOI provides that Strathmore will grant the Company the sole and exclusive right to earn-in a 65% interest in the Nose Rock project in consideration of:

a.       The Company paying to Strathmore $250,000 and issuing 5,000,000 common shares in the capital stock of the Company on closing of a definitive agreement, and

b.       The Company incurring a total of $44,500,000 in work commitment expenditures on the Nose Rock project (collectively, the "Expenditures") in accordance with the following schedule:

    $1,000,000 work commitment Expenditures to be incurred in each of the first and second years from closing;

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

9.         Subsequent Events (continued)

    an additional $1,500,000 work commitment Expenditures to be incurred in the third year from closing;

    an additional $10,000,000 work commitment Expenditures to be incurred in each of the fourth, fifth and sixth years from closing; and

    an additional $11,000,000 work commitment Expenditures to be incurred in the seventh year from closing.

The LOI further contemplates that, provided that the Company is not in default, (i) the Company will earn a 25% interest in the Nose Rock project once it has completed its work commitments (totalling $13,500,000) on or before the anniversary of the fourth year from closing and (ii) the Company will earn an additional 40% interest in the project once the Company has completed its additional work commitments ($31,000,000 in work) on or before the anniversary of the seventh year from closing.

After the fourth year from closing, and provided the Company has fulfilled its commitments, the parties shall review all work completed under the terms of the joint venture and prepare an independent NI 43-101 compliant technical report. Recommendations from this report will help plan further initiatives, as warranted.

Following the seventh anniversary from closing, or such other mutually agreed upon time, and should it be deemed applicable, the project operator will retain a third party engineering firm to prepare a Bankable Feasibility Study respecting the project. Should the third party evaluation result in a positive recommendation, Strathmore and the Company will then proceed with their pro-rata payments under the joint venture to further advance the project. Strathmore will have up to 90 days after the date the Bankable Feasibility Report is delivered to elect whether or not to earn back a 16% undivided interest in the project by paying $25,000,000 to the Company; provided the Company has met all its obligations to earn 65% prior thereto.

In addition, under the terms of the LOI, Strathmore has granted the Company a right of first refusal for 90 days to negotiate a joint venture agreement for Strathmore's Dalton Pass, New Mexico, uranium project.

ii     Promissory Note

On 4 June 2007 the Company signed a promissory note with a shareholder of the Company for $250,000 at a rate of 10% per annum. The promissory note is unsecured and is due and payable 31 July 2007.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

9.         Subsequent Events (continued)

iii    Private Placement

The Company announced a private placement consisting of 2,400,000 units of the Company for total proceeds of $6,000,000 ($2.50 per unit) (the "Units"). Each Unit consists of one common share of the Company and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share of the Company for proceeds of $3.00 per common share on the day which is earlier of (i) 18 months from the date of issuance or (ii) 12 months from the effective date of the Company's proposed registration statement. To date, the Company has received $1,000,000 in subscriptions in connection with this private placement offering.

iv     Letter of Intent

Effective July 11, 2007, the Board of Directors of the Company approved the Company's entry into a binding Letter of Intent dated for reference July 6, 2007 (the "LOI") with Strathmore Resources (US) Inc. ("Strathmore"). The LOI sets out the basic terms upon which the Company would be prepared to enter into an option and joint venture with Strathmore to explore and, if warranted, develop Strathmore's property located between the Church Rock and Crownpoint uranium districts of the western Grants Mineral Belt in the State of New Mexico known as the Dalton Pass Property (the "Dalton Pass Property"). The Dalton Pass Property consists of approximately 1,320 acres controlled by federal lode mining claims.

As per the terms of the LOI, Strathmore will grant the Company sole and exclusive rights to earn-in a 65% interest in the Dalton Pass Property. The terms of the transaction are summarized as follows:

a.       The Company paying to Strathmore $250,000 upon signing of the LOI; and

b.       The Company incurring a total of $16,750,000 in work commitment expenditures on the Dalton Pass Property ("Expenditures"), and additional payments of $1,000,000 in cash or stock to Strathmore in accordance with the following schedule:

      a $1,000,000 work commitment expenditure plus $250,000 payment in cash or stock on or before the first anniversary of the entry into a binding option and joint venture agreement as contemplated by the LOI (the "Closing");

      an additional $2,000,000 work commitment expenditure plus $250,000 payment in cash or stock on or before the second anniversary of the Closing;

      an additional $2,750,000 work commitment expenditure plus $250,000 payment in cash or stock on or before the third anniversary of the Closing;

      an additional $3,000,000 work commitment expenditure plus $250,000 payment in cash or stock on or before the fourth anniversary of the Closing;

      an additional $4,000,000 work commitment expenditure on or before the fifth anniversary of the Closing; and

      an additional $4,000,000 work commitment expenditure on or before the sixth anniversary of the Closing.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

The Company will earn a 25% interest in the Dalton Pass Property once the Company has completed its commitments (cash/stock of $1,000,000 and work of $8,750,000) on or before the fourth anniversary of the Closing. The Company will earn an additional 40% interest in the Dalton Pass Property once the Company has completed its additional commitments ($8,000,000 in work) on or before the sixth anniversary of the Closing.

After the fourth year and provided the Company has fulfilled its commitments, the parties shall review all work completed under the terms of the agreement and prepare an independent NI 43-101 compliant technical report and resource calculation. Recommendations from this report will help plan further development initiatives.

Following the sixth anniversary of the Closing, or other mutually agreed upon time, the Operator will retain a third party engineering firm to prepare a Bankable Feasibility Study. Should the third party evaluation result in a positive recommendation, Strathmore and the Company will then proceed with their pro-rata payments under the proposed joint venture agreement to further develop the Dalton Pass Property.

Strathmore will have up to 90 days after the date the Bankable Feasibility Report is delivered to elect whether or not to earn back an 16% undivided interest in the Dalton Pass Property by paying $8,000,000 to the Company, providing the Company has met all its obligations to earn 65%.

Pursuant to the terms of the LOI, the Company and Strathmore have agreed to negotiate in good faith and use their best efforts to execute a detailed option and joint venture agreement during the 90-day term of the LOI.

__________

Item 2.            Management's Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Nu-Mex Uranium Corp.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended May 31, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended May 31, 2007 included in this quarterly report.

OVERVIEW

Our Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. We own a 100% interest in one mineral claim known as the Panther claim located twenty-two kilometers southeast of Port Alberni, Vancouver Island, British Columbia, Canada. We purchased this claim from Laurence Stephenson.

There is no assurance that a commercially viable mineral deposit exists on the Panther claim. At this time, we intend to pursue our plan to acquire interests in additional mineral properties, particularly with respect to uranium in the Southwest United States.

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

Description, Location and Access

The Panther claim is located approximately 22 kilometers southeast of Port Hardy, British Columbia on Vancouver Island, just south of Father and Son Lake in the Alberni Mining District. Local access to the property is accessible by vehicle, six kilometers via a logging road located off Port Alberni's main road.

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

Claims details are as follows:

Client Name	Record Number	Expiry Date
Panther	510012	April 1, 2009

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

  Water discharge will have to meet water standards;

  Dust generation will have to be minimal or otherwise re-mediated;

  Dumping of material on the surface will have to be re-contoured and re-vegetated;

  An assessment of all material to be left on the surface will need to be environmentally benign;

  Ground water will have to be monitored for any potential contaminants;

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

PLAN OF OPERATIONS AND RESULTS OF OPERATIONS

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

Results of Operations For The Three-Month Period Ended May 31, 2007

We have not earned any revenues during the three-month period ended May 31, 2007 or from our incorporation on October 11, 2004. We do not anticipate earning revenues unless we enter into commercial production on the Panther claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Panther claim, or if such minerals are discovered, that we will enter into commercial production.

The following table sets out our loss during the three-month period ended May 31, 2007 and 2006:

	For the three month period ended May 31, 2007 (unaudited)	For the three month period ended May 31, 2006 (unaudited)
Expenses
Bank charges and interest	$ 47	$ -
Consulting fees	-	5,000
Legal and accounting	4,794	2,512
Management fees	-	-
Mineral property expenditure	1,500	-
Office and miscellaneous	-	624
Organization costs	-	-
Regulatory fees	-	-
Rent	424	-
Transfer agent fees	1,525	-
Net loss for the period	$8,290	$8,136

We incurred operating expenses in the amount of $8,290 for the quarter ended May 31, 2007 as compared to $8,136 for the quarter ended May 31, 2006. These operating expenses were comprised of bank charges and interest of $47 (nil in 2006), consulting fees of nil ($5,000 in 2006), legal and accounting fees of $4,794 ($2,512 in 2006), mineral property expenditure of $1,500 (nil in 2006), office and miscellaneous costs of nil ($624 in 2006), rent of $424 (nil in 2006) and transfer agent fees of $1,525 (nil in 2006).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

We had cash of $3,031 and working capital deficit of $38,612 at May 31, 2007.

Cash Used in Operating Activities

Cash used in operating activities was $4,007 for the three month period ended May 31, 2007 and $9,136 for the three month period ended May 31, 2006. We anticipate that cash used in operating activities will increase in 2007 as discussed under "Plan of Operations" above.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our incorporation on October 11, 2004 to May 31, 2007, we raised a total of $25,900 from private offerings of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claims option and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report for the period from our incorporation until February 28, 2007 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is not assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.            Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended May 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended May 31, 2007.

__________

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.            Unregistered Sales of Equity Searches

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Securities Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB.
Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Articles of Merger (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(3)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer(3)
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer(3)

(1)   Filed as an exhibit to our registration statement on Form SB-2 dated January 13, 2006.

(2)   The Articles of Merger, filed with the Nevada Secretary of State on June 4, 2007 and with an effective date of June 6, 2007, amended our Articles of Incorporation to change our name to "Nu-Mex Uranium Corp." Filed as an exhibit to our annual report on Form 10-KSB on June 13, 2007.

(3)   Filed herewith.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU-MEX URANIUM CORP.

By:       /s/ Michael Sweeney______________________
             Michael Sweeney
             President, Chief Executive Officer and director
             Date: July 20, 2007

__________