Form 10QSB
period 2007-08-31
NU-MEX URANIUM CORP.
filed 2007-10-15
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

[     ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-52660

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

35,625,000 shares of common stock as at October 12, 2007

Transitional Small Business Disclosure Format (Check one):                     Yes                    No    X

__________

NU-MEX URANIUM CORP.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended August 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended August 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report filed with the SEC on June 13, 2007. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Nu-Mex Uranium Corp. are included in this Quarterly Report on Form 10-QSB:

__________

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Interim Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
	As at 31 August 2007	As at 28 February 2007 (audited)
	$	$

Assets

Current
Cash and cash equivalents	1,008,993	4,038
Prepaid expenses	-	300

	1,008,993	4,338

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	220,289	11,660
Due to related parties (Note 5)	51,637	23,000
Related party promissory note (Note 6)	336,911	-

	608,837	34,660

Shareholders' equity
Capital stock (Note 7)
Authorized
375,000,000 common shares, par value $0.001 (Note 7)
Issued and outstanding
31 August 2007 - 30,625,000 common shares, par value $0.001 (Note 7)
28 February 2007 - 40,625,000 common shares, par value $0.001 (Note 7)	30,625	8,125
Additional paid-in capital	19,275	41,775
Share subscription received in advance	1,000,000	-
Deficit, accumulated during the development stage	(649,744)	(80,222)

	400,156	(30,322)

	1,008,993	4,338

Nature and Continuance of Operations (Note 1), Commitments (Note 10) and Subsequent Events (Note 11)

On behalf of the Board:

"D. Bruce Horton" D. Bruce Horton	Director	"Henry Martyn Fowlds" Henry Martyn Fowlds	Director

The accompanying notes are an integral part of these interim financial statements.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Interim Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 11 October 2004 to 31 August 2007	For the three month period ended 31 August 2007	For the three month period ended 31 August 2006	For the six month period ended 31 August 2007	For the six month period ended 31 August 2006
	$	$	$	$	$

Expenses
Bank charges and interest	494	167	54	214	102
Consulting fees	40,200	30,000	5,000	30,000	10,000
Interest Expense	6,911	6,911	-	6,911	-
Legal and accounting	93,948	54,099	13,193	58,892	15,705
Management fees	39,800	21,800	4,500	21,800	9,000
Marketing and Promotion	188,431	188,431	-	188,431	-
Mineral property expenditures (Note 3)	257,815	250,000	-	251,500	-
Office and miscellaneous	2,718	170	358	170	934
Organization costs	500	-	-	-	-
Regulatory fees	299	-	130	-	130
Rent	6,616	192	1,500	617	3,000
Transfer agent fees	4,384	1,834	250	3,359	250
Travel	7,628	7,628	-	7,628	-

Net loss for the period	(649,744)	(561,232)	(24,985)	(569,522)	(39,121)

Basic and diluted loss per common share		(0.018)	(0.001)	(0.016)	(0.001)

Weighted average number of common shares used in per share calculations		30,625,000	40,625,000	35,570,652	40,625,000

The accompanying notes are an integral part of these interim financial statements.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Interim Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 11 October 2004 to 31 August 2007	For the six month period ended 31 August 2007	For the six month period ended 31 August 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(649,744)	(569,522)	(39,121)
Adjustments to reconcile loss to net cash
used by operating activities
Contributions to capital by related parties	24,000	-	12,000
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	300	(750)
Accrued interest on related party promissory note	6,911	6,911	-
Increase in accounts payable and accrued liabilities	220,289	208,629	12,874

	(398,544)	(353,682)	(14,997)

Cash flows from financing activities
Increase in due to related parties	51,637	28,637	14,500
Proceeds from related party promissory note (Note 6)	330,000	330,000	-
Proceeds from shares to be issued (Note 7)	1,000,000	1,000,000	-
Common shares issued for cash	25,900	-	-

	1,407,537	1,358,637	14,500

Increase (decrease) in cash and cash equivalents	1,008,993	1,004,955	(497)

Cash and cash equivalents, beginning of period	-	4,038	13,598

Cash and cash equivalents, end of period	1,008,993	1,008,993	13,101

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these interim financial statements.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

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

Effective 6 June 2007 the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company's common stock (Note 7).

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

The Company's financial statements as at 31 August 2007 and for the period ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating loses since inception of $649,744 and has working capital of $400,156 at 31 August 2007. The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended 28 February 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended 31 August 2007 are not necessarily indicative of the results that may be expected for the year ending 28 February 2008.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

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

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

2.          Significant Accounting Policies (continued)

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

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 August 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

2.          Significant Accounting Policies (continued)

Start-up expenses

The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 11 October 2004 to 31 August 2007.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

3.          Mineral Properties

(a)   Nose Rock Property

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

The option contemplated by the LOI provides that Strathmore will grant the Company the sole and exclusive right to earn-in a 65% interest in the Nose Rock project in consideration of:

1.       The Company paying to Strathmore $250,000 and issuing 5,000,000 common shares in the capital stock of the Company on closing of a definitive agreement; and

2.       The Company incurring a total of $44,500,000 in work commitment expenditures on the Nose Rock project (collectively, the "Expenditures") in accordance with the following schedule:

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

The LOI further contemplates that, provided that the Company is not in default, (i) the Company will earn a 25% interest in the Nose Rock project once it has completed its work commitments (totalling $13,500,000) on or before the anniversary of the fourth year from closing and (ii) the Company will earn the additional 40% interest in the project once the Company has completed its additional work commitments ($31,000,000 in work) on or before the anniversary of the seventh year from closing.

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
31 August 2007

3.          Mineral Properties (continued)

(a)   Nose Rock Property (continued)

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

(b)   Dalton Pass Property

Effective 11 July 2007, the Board of Directors of the Company approved the Company's entry into a binding Letter of Intent dated for reference 6 July 2007 (the "LOI") with Strathmore. The LOI sets out the basic terms upon which the Company would be prepared to enter into an option and joint venture with Strathmore to explore and, if warranted, develop Strathmore's property located between the Church Rock and Crownpoint uranium districts of the western Grants Mineral Belt in the State of New Mexico known as the Dalton Pass Property (the "Property"). The Property consists of approximately 1320 acres controlled by the federal lode mining claims.

As per the terms of the LOI, Strathmore will grant the Company sole and exclusive rights to earn-in a 65% interest in the Property. The terms of the transaction are summarized as follows:

1.       The Company paying Strathmore $250,000 upon signing the LOI (paid); and

2.       The Company incurring a total of $16,750,000 in work commitment expenditures on the Property ("Expenditures"), and additional payments of $1,000,000 in cash or stock to Strathmore in accordance with the following schedule:

  $1,000,000 work commitment Expenditures plus $250,000 payment in cash or equivalent fair value of common stock on or before the first anniversary of the entry into a binding option and joint venture agreement as contemplated by the LOI (the "Closing");

  an additional $2,000,000 work commitment Expenditure plus $250,000 payment in cash or equivalent fair value of common stock on or before the second anniversary of the Closing;

  an additional $2,750,000 work commitment Expenditure plus $250,000 payment in cash or equivalent fair value of common stock on or before the third anniversary of the Closing;

  an additional $3,000,000 work commitment Expenditure plus $250,000 payment in cash or equivalent fair value of common stock on or before the fourth anniversary of the Closing;

  an additional $4,000,000 work commitment Expenditure or before the fifth anniversary of the Closing;

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

3.          Mineral Properties (continued)

(b)   Dalton Pass Property (continued)

an additional $4,000,000 work commitment Expenditure or before the sixth anniversary of the Closing;

The Company will earn a 25% interest in the Property once the Company has completed its commitments (cash/stock of $1,000,000 and work of $8,750,000) on or before the fourth anniversary of the Closing and will earn the additional 40% interest in the Property once it has completed its additional commitments ($8,000,000 in work) on or before the sixth anniversary of the Closing.

After the fourth year and provided the Company has fulfilled its commitments, the parties shall review all work completed under the terms of the agreement and prepare an independent NI 43-101 compliant technical report and resource calculation. Recommendations from this report will help plan further development initiatives.

Following the sixth anniversary of the Closing, or other mutually agreed upon time, the Operator will retain a third party engineering firm to prepare a Bankable Feasibility Study. Should the third party evaluation result in a positive recommendation, Strathmore and the Company will then proceed with their pro-rata payments under the proposed joint venture agreement to further develop the Property.

Strathmore will have up to 90 days after the date of the Bankable Feasibility Report is delivered to elect whether or not to earn back a 16% undivided interest in the Property by paying $8,000,000 to the Company, providing the Company has met all its obligations to earn 65%.

Pursuant to the terms of the LOI, the Company and Strathmore have agreed to negotiate in good faith and use their best efforts to execute a detailed option and joint venture agreement during the 90-day term of the LOI.

(c)   British Columbia Property

Pursuant to a mineral property staking and purchase agreement (the "Agreement") dated 28 January 2005, the Company agreed to acquire a 100% undivided right, title and interest in a gold/silver/copper mineral claim unit (the "Claims"), located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $2,015. The Company has decided not to proceed with this property.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

4.          Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.          Due to Related Parties and Related Party Transactions

As at 31 August 2007, the balance of $51,637 (28 February 2007 - $23,000) due to related parties was due to directors and/or officers of the Company. This balance is unsecured, non-interest bearing and has no specific terms of repayment (Note 11).

During the six month period ended 31 August 2007, the Company entered into the following transactions with related parties:

i.       Paid or accrued management fees of $10,000 (31 August 2006 - $nil) to each of two directors of the Company.

ii.      Paid or accrued management fees of $1,800 (31 August 2006 - $nil) to a director and chief financial officer of the Company.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties and in certain cases, are covered by signed agreements. It is the position of the management of the Company that these transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

6.          Related Party Promissory Note

On 4 June 2007 the Company signed a promissory note with a shareholder of the Company for $250,000 at a rate of 10% per annum. During the period the same shareholder advanced the Company an additional $80,000 at a rate of 10% per annum. These amounts are unsecured, bear an interest at 10% per annum and have no set terms of repayment. The total amount outstanding as of 31 August 2007 of $336,991, includes accrued interest of $6,911 (Note 11).

7.          Capital Stock

Authorized

The total authorized capital is 375,000,000 common shares with par value of $0.001. On 4 June 2007 the Company increased the authorized share capital of the Company from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share.

Issued and outstanding

On 4 June 2007 a majority of shareholders and the directors of the Company approved a special resolution to undertake a forward stock split of the common shares of the Company on a 5 new shares for 1 old share basis. All references in these financial statements to number of common shares outstanding, price per share and weighted average number of common shares outstanding have been restated as applicable to give effect to the 5:1 forward stock split.

The total issued and outstanding capital stock is 30,625,000 common shares with par value of $0.001 per share. The Company's common stock issuances to date are as follows:

i.       On 29 November 2004, 20,000,000 common shares of the Company were issued to an officer and director of the Company for cash proceeds of $4,000.

ii.      On 10 January 2005, 12,000,000 common shares of the Company were issued for cash proceeds of $2,400.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

7.          Capital Stock (continued)

iii.     On 21 January 2005, 7,500,000 common shares of the Company were issued for cash proceeds of $15,000.

iv.      On 25 January 2005, 1,000,000 common shares of the Company were issued for cash proceeds of $2,000.

v.       On 1 February 2005, 125,000 common shares of the Company were issued for cash proceeds of $2,500.

vi.      On May 30, 2007 a founding shareholder of the Company returned 10,000,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder.

Share Subscriptions Received in Advance

The Company is offering on a private placement basis, units of the Company of up to 2,400,000 units for a total proceeds of $6,000,000 at a subscription price of $2.50 per Unit, with each Unit consisting of one share of the Company's common stock and one non-transferable share purchase warrant entitling the subscriber to purchase one additional share of the Company's common stock on the day which is earlier of (i) 18 months from the date of issuance or (ii) 12 months from the effective date of the Company's proposed registration statement at an exercise price of $3.00 per warrant. To date the Company has received $1,000,000 in subscriptions in connection with this private placement offering.

As at 31 August 2007 the Company has not granted any stock options and has not recorded any stock-based compensation.

8.          Income Taxes

As at 31 August 2007, the Company has an unused net operating loss carryforward balance of approximately $625,740 that may be available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2025 to 2028. There are no current or deferred tax expenses for the period ended 31 August 2007 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

9.          Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 11 October 2004 to 31 August 2007	For the six month period ended 31 August 2007	For the six month period ended 31 August 2006
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

10.        Commitments

On 24 August 2007 the Company agreed to pay two directors of the Company consulting fees of $10,000 per month each on a month to month basis and to pay the Company's Chief Financial Officer fees of $1,800 per month on a month to month basis (Note 5).

11.        Subsequent Events

The following events occurred subsequent to 31 August 2007:

a)       Option and Joint Venture Agreements

Effective 14 September 2007, the Board of Directors of the Company approved the Company's entry into an "Option and Joint Venture Agreement" dated 14 September 2007 (the "Nose Rock Agreement") with Strathmore in connection with the 18 June 2007 Nose Rock project LOI. Except as noted below, the terms of the Nose Rock Agreement are as agreed to in the original LOI as described in more detail in Note 3(a).

Subject to the terms of the Nose Rock Agreement, Strathmore has the right to retain or earn back a 16% interest in the Nose Rock property by paying $25,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Nose Rock property. After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), each of the Company and Strathmore will contribute to the costs with respect to the Nose Rock property in accordance with their proportionate share ownership in the property.

Effective 5 October 2007, the Board of Directors of the Company approved the Company's entry into an "Option and Joint Venture Agreement" dated 5 October 2007 (the "Dalton Pass Agreement") with Strathmore in connection with the 6 July 6 2007 Dalton Pass Project LOI. Except as noted below, the terms of the Dalton Pass Agreement are as agreed to in the original LOI as described in more detail in Note 3(b).

Nu-Mex Uranium Corp.
(formerly Ancor Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

11.        Subsequent Events (continued)

(a)       Option and Joint Venture Agreements (continued)

Subject to the terms of the Dalton Pass Agreement, Strathmore has the right to retain or earn back a 16% interest in the Dalton Pass property by paying $8,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Dalton Pass property. After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), each of the Company and Strathmore will contribute to the costs with respect to the Dalton Pass property in accordance with their proportionate share ownership in the property.

(b)       Issuance of common shares

As described above, on 14 September 2007 the Company issued 5,000,000 shares of the Company's common stock to Strathmore in accordance with the terms of an Option and Joint Venture Agreement entered into by and between the Company and Strathmore with respect to the Nose Rock Property.

c)       Due to Related Parties

On 6 September 2007, a total of $26,145 due to directors and/or officers of the Company was repaid (Note 5).

d)       Related Party Promissory Note

Subsequent to 31 August 2007 an additional $5,000 was advanced by the same shareholder under the same terms and conditions (Note 6).

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended August 31, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended August 31, 2007 included in this quarterly report.

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. As of the date of this Report, we have the following interests with respect to mineral properties:

  Effective September 14, 2007, we entered into an Option and Joint Venture Agreement with Strathmore Resources (US) Ltd. ("Strathmore"), pursuant to which we obtained an option to acquire up to a 65% interest in Strathmore's Nose Rock property located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico, in consideration for making certain payments to Strathmore and making certain expenditures on the property as described in more detail in Note 3(a) to our interim financial statements included with this Report.

  Effective October 5, 2007, we entered into an Option and Joint Venture Agreement with Strathmore, pursuant to which we obtained an option to acquire up to a 65% interest in the Strathmore's Dalton Pass property consisting of certain federal lode mining claims located between the Church Rock and Crownpoint uranium districts of the western Grants Mineral Belt in the State of New Mexico, in consideration for making certain payments to Strathmore and making certain expenditures on the property as described in more detail in Note 3(b) to our interim financial statements included with this Report.

  Pursuant to a mineral property staking and purchase agreement dated January 28, 2005, we agreed to acquire a 100% undivided right, title and interest in a gold/silver/copper mineral claim unit located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $2,015. We have decided not to proceed with this property.

PLAN OF OPERATIONS AND RESULTS OF OPERATIONS

Plan of Operation

Our plan of operation for the next twelve months is to complete certain work requirements with respect to each of the Nose Rock and Dalton Pass properties as contemplated by our Option and Joint Venture Agreements with Strathmore with respect to each of these properties. Pursuant to the Nose Rock Agreement and subject to the terms thereof, we are required to incur expenditures on the Nose Rock property of $1,000,000 on or before September 14, 2008. Pursuant to the Dalton Pass Agreement and subject to the terms thereof, we are required to incur expenditures of $1,000,000 on the Dalton Pass Property on or before October 5, 2008. In addition, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with reporting obligations, during the next twelve months. As such, our total estimated expenditures over the next twelve months are expect to be approximately $2,015,000.

In order to meet these commitments, we will need to raise additional financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. However, there can be no assurance that we will be able to raise the necessary financing to meet these commitments.

Results of Operations For The Six-Month Period Ended August 31, 2007

We have not earned any revenues during the six-month period ended August 31, 2007 or from our incorporation on October 11, 2004. We do not anticipate earning revenues unless and until we enter into commercial production on the Nose Rock or Dalton Pass properties. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Nose Rock or Dalton Pass Properties, or if such minerals are discovered, that we will enter into commercial production.

The following table sets out our loss during the six-month periods ended August 31, 2007 and 2006:

	For the six month period ended August 31, 2007 (unaudited)	For the six month period ended August 31, 2006 (unaudited)
Expenses
Bank charges and interest	$ 214	$ 102
Consulting fees	30,000	10,000
Interest expense	6,911	-
Legal and accounting	58,892	15,705
Management fees	21,800	9,000
Marketing and promotion	188,431	-
Mineral property expenditure	251,500	-
Office and miscellaneous	170	934
Organization costs	-	-
Regulatory fees	-	130
Rent	617	3,000
Transfer agent fees	3,359	250
Travel	7,268	-
Net loss for the period	$569,522	$39,121

We incurred operating expenses in the amount of $569,522 for the six months ended August 31, 2007 as compared to $39,121 for the six months ended August 31, 2006. Although there were increases in expenditures with respect to various expense categories between the six-month period ended August 31, 2006 and the six-month period ended August 31, 2007, the primary reasons for the increase in expenditures between these two periods were our mineral property expenditures of $251,500 during the six months ended August 31, 2007 (as compared to $nil during the six months ended August 31, 2006) and our marketing and promotion expenses of $188,431 during the six months ended August 31, 2007 (as compared to $nil for the six months ended August 31, 2006).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

We had cash of $1,008,993 and working capital of $400,156 at August 31, 2007.

Cash Used in Operating Activities

Cash used in operating activities was $353,682 for the six month period ended August 31, 2007 and $14,997 for the six month period ended August 31, 2006. We anticipate that cash used in operating activities will increase in 2007 as discussed under "Plan of Operations" above.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our incorporation on October 11, 2004 to August 31, 2007, we obtained $1,407,537 from financing activities, most of which ($1,358,637) was obtained during the six months ended August 31, 2007.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the properties underlying our mineral claims options and our venture will fail.

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

During the fiscal quarter ended August 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended August 31, 2007.

_____________

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.             Unregistered Sales of Equity Searches

As previously disclosed in our Current Report on Form 8-K dated September 14, 2007, on September 14, 2007, we issued 5,000,000 shares of our common stock to Strathmore Resources (US) Ltd. in accordance with the terms of an Option and Joint Venture Agreement entered into by and between us and Strathmore as partial consideration for our option to acquire up to a 65% interest in Strathmore's Nose Rock property. This share issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB.
Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Articles of Merger (2)
10.1	Option and Joint Venture Agreement, dated September 14, 2007, between the Company and Strathmore Resources (US) Ltd. (3)
10.2	Option and Joint Venture Agreement, dated October 5, 2007, between the Company and Strathmore Resources (US) Ltd. (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer(5)
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer(5)

(1)   Filed as an exhibit to our registration statement on Form SB-2 dated January 13, 2006.

(2)   The Articles of Merger, filed with the Nevada Secretary of State on June 4, 2007 and with an effective date of June 6, 2007, amended our Articles of Incorporation to change our name to "Nu-Mex Uranium Corp." Filed as an exhibit to our annual report on Form 10-KSB on June 13, 2007.

(3)   Filed as an exhibit to our Current Report on Form 8-K, as filed on September 14, 2007.

(4)   Filed as an exhibit to our Current Report on Form 8-K, as filed on October 12, 2007.

(5)   Filed herewith.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU-MEX URANIUM CORP.

By:      "D. Bruce Horton"
            D. Bruce Horton
            President, Chief Executive Officer and a director
            Date: October 15, 2007

__________