Form 10QSB
period 2007-11-30
NU-MEX URANIUM CORP.
filed 2008-01-18
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

35,625,000 shares of common stock as at January 14, 2008

Transitional Small Business Disclosure Format (Check one):                   Yes                         No    X

__________

NU-MEX URANIUM CORP.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended November 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended November 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report filed with the SEC on June 13, 2007. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Nu-Mex Uranium Corp. are included in this Quarterly Report on Form 10-QSB:

__________

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Interim Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
	As at 30 November 2007	As at 28 February 2007 (audited)
	$	$

Assets

Current
Cash and cash equivalents	537,281	4,038
Prepaid expenses	-	300

	537,281	4,338

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	74,894	11,660
Due to related parties (Note 5)	26,000	23,000
Related party promissory note (Note 6)	350,258	-

	451,152	34,660

Shareholders' equity (deficiency)
Capital stock (Note 7)
Authorized
375,000,000 common shares, par value $0.001 (Note 7)
Issued and outstanding
30 November 2007 - 35,625,000 common shares, par value $0.001 (Note 7)
28 February 2007 - 40,625,000 common shares, par value $0.001 (Note 7)	35,625	8,125
Additional paid-in capital	14,014,275	41,775
Share subscription received in advance	1,000,000	-
Deficit, accumulated during the exploration stage	(14,963,771)	(80,222)

	86,129	(30,322)

	537,281	4,338

Nature and Continuance of Operations (Note 1), Commitments (Note 10) and Subsequent Events (Note 11)

On behalf of the Board:
"D. Bruce Horton" Director D. Bruce Horton	"Henry Martyn Fowlds" Director Henry Martyn Fowlds

The accompanying notes are an integral part of these interim financial statements.

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Interim Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 11 October 2004 to 30 November 2007	For the three month period ended 30 November 2007	For the three month period ended 30 November 2006	For the nine month period ended 30 November 2007	For the nine month period ended 30 November 2006
	$	$	$	$	$

Expenses
Bank charges and interest	3,218	2,724	24	2,938	126
Consulting fees	63,700	23,500	200	53,500	10,200
Legal and accounting	193,599	99,651	2,545	158,544	18,251
Management fees	105,200	65,400	4,500	87,200	13,500
Mineral property expenditure (Note 3)	14,507,815	14,250,000	-	14,501,500	-
Office and miscellaneous	31,648	20,503	313	28,301	1,501
Interest expense	15,258	8,347	125	15,258	-
Marketing and promotion	28,450	(159,981)	-	28,450	-
Rent	9,974	3,358	1,500	3,975	4,500
Transfer agent fees	4,909	525	275	3,884	525

Net loss for the period	14,963,771	14,314,027	9,482	14,883,550	48,603

Basic and diluted loss per common share		(0.411)	(0.001)	(0.421)	(0.001)

Weighted average number of common shares used in per share calculations		34,855,769	40,625,000	35,334,091	40,625,000

The accompanying notes are an integral part of these interim financial statements.

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 11 October 2004 to 30 November 2007	For the nine month period ended 30 November 2007	For the nine month period ended 30 November 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(14,963,771)	(14,883,550)	(48,603)
Adjustments to reconcile loss to net cash
used by operating activities
Contributions to capital by related parties	24,000	-	18,000
Non cash mineral property expenditures	14,000,000	14,000,000	-
Changes in operating assets and liabilities
Decrease (Increase) in prepaid expenses	-	300	(575)
Accrued interest on shareholders loan	15,258	15,258	-
Increase in accounts payable and accrued liabilities	74,894	63,235	4,045

	(849,619)	(804,757)	(27,133)

Cash flows from financing activities
Increase in due to related parties	26,000	3,000	18,500
Proceeds for shareholders advances	335,000	335,000	-
Proceeds from shares to be issued	1,000,000	1,000,000	-
Common shares issued for cash	25,900	-	-

	1,386,900	1,338,000	18,500

Increase (decrease) in cash and cash equivalents	537,281	533,243	(8,633)

Cash and cash equivalents, beginning of period	-	4,038	13,598

Cash and cash equivalents, end of period	537,281	537,281	4,965

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these interim financial statements.

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

1.          Nature and Continuance of Operations

Nu-Mex Uranium Corp. (the "Company") was incorporated under the laws of the State of Nevada on 11 October 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On 24 May 2007 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Ancor Resources, Inc.) would merge with its newly incorporated and wholly-owned subsidiary, Nu-Mex Uranium Corp. ("NewCo"). This merger became effective as of 4 June 2007 and the Company, being the surviving entity, changed its name to Nu-Mex Uranium Corp. The Company intends to engage in the acquisition and exploration of uranium mining properties. The Company is in the exploration stage and its operations principally involve research and development, market analysis, property evaluation and other business planning activities, and no revenue has been generated to date.

NewCo was incorporated 4 June 2007 under the laws of the State of Nevada as a wholly-owned subsidiary of the Company and at no time had any assets, liabilities or operations. NewCo was incorporated for the purposes of completing the merger and accordingly this transaction does not constitute a business combination and has no impact on the Company's financial position or results of operations.

Effective 6 June 2007 the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company's common stock (Note 7).

The Company is an exploration stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at 30 November 2007 and for the period then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating loses since inception of $14,963,771. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended 28 February 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended 30 November 2007 are not necessarily indicative of the results that may be expected for the year ending 28 February 2008.

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

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

Mineral property costs

The Company has been in the exploration stage since its formation on 11 October 2004 and has not yet realized any revenues from its planned operations. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

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

Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, "Accounting for Income Taxes", as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 November 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

2.          Significant Accounting Policies (continued)

Start-up expenses

The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 11 October 2004 to 30 November 2007.

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

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

3.          Mineral Properties

(a)  Nose Rock Property

Further to the Letter of Intent ("LOI") which became effective 18 June 2007, the Board of Directors of the Company approved the Company's entry into an Option and Joint Venture Agreement (the "Agreement") effective 14 September 2007, with Strathmore Resources (US) Inc. ("Strathmore"). The Agreement sets out the terms upon which the Company with Strathmore to explore and, if warranted, develop Strathmore's Nose Rock properties.

Pursuant to the terms of the Agreement, Strathmore has granted the Company the sole and exclusive right to acquire up to a 65% interest in Strathmore's Nose Rock properties (collectively, the "Property"), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres in consideration of:

1.          The Company paying to Strathmore $250,000 and issuing 5,000,000 common shares in the capital stock of the Company (amounts paid and common shares issued on 14 September 2007), and

2.          The Company incurring a minimum of $44,500,000 in work commitment expenditures on the Nose Rock project in accordance with the following schedule:

●     $1,000,000 work commitment expenditures to be incurred in each of the first and second years from closing;

●     an additional $1,500,000 work commitment expenditures to be incurred in the third year from closing;

●     an additional $10,000,000 work commitment expenditures to be incurred in each of the fourth, fifth and sixth years from closing; and

●     an additional $11,000,000 work commitment expenditures to be incurred in the seventh year from closing.

The Agreement further contemplates that, provided that the Company is not in default, (i) the Company will have acquired a 25% interest in the Property once the Company has incurred $13,500,000 of its total $44,500,000 in work commitment expenditures, and (ii) the Company will have acquired an additional 40% interest in the Property once the Company has incurred the remaining $31,000,000 of its total $44,500,000 in work commitment expenditures. However, subject to the terms of the Agreement, Strathmore has the right to retain or earn back a 16% interest in the Property by paying $25,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Property. After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back 16% interest), each of the Company and Strathmore will contribute to the costs with respect to the Property in accordance with their proportionate share ownership in the Property.

Within sixty days of the fourth anniversary of the Effective Date, an evaluation, conducted in accordance with National Instrument 43-101 of the Canadian Securities Administrator, is to be performed.

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

3.          Mineral Properties (continued)

(b)  Dalton Pass Property

Further to the LOI dated 11 July 2007, effective 5 October 2007, the Board of Directors of the Company approved the Company's entry into an Option and Joint Venture Agreement dated 5 October 2007 (the "Agreement") with Strathmore with respect to Strathmore's Dalton Pass Property (the "Property"). The Property consists of certain federal lode mining claims located between Church Rock and Crownpoint uranium districts of the western Grants Mineral Belt in the State of New Mexico.

Pursuant to the terms of the Agreement, Strathmore has granted the Company the sole and exclusive right and option to acquire up to a 65% interest in the Property, in consideration of:

1.          The Company paying Strathmore $250,000 (which the Company paid on 16 July 2007) and

2.          The Company incurring a total of $16,750,000 in work commitment expenditures on the Property ("Expenditures"), and additional payments of $1,000,000 in cash or stock to Strathmore in accordance with the following schedule:

●     $1,000,000 in Expenditures Costs plus $250,000 payment in cash or equivalent fair value of common stock on or before 5 October 2008;

●     an additional $2,000,000 in Expenditure Costs plus $250,000 payment in cash or equivalent fair value of common stock on or before 5 October 2009;

●     an additional $2,750,000 in Expenditure Costs plus $250,000 payment in cash or equivalent fair value of common stock on or before 5 October 2010;

●     an additional $3,000,000 in Expenditure Costs plus $250,000 payment in cash or equivalent fair value of common stock on or before 5 October 2011;

●     a further $4,000,000 in Expenditure Costs on or before 5 October 2012;

●     a further $4,000,000 in Expenditure Costs on or before 5 October 2013.

The Company will earn a 25% interest in the Property once the Company has completed its commitments (Expenditure Costs of $8,750,000 and cash/stock of $1,000,000) on or before 5 October 2011. The Company will earn an additional 40% interest in the Property once the Company has completed its additional commitments ($8,000,000 in work) on or before 5 October 2013. However, subject to the terms of the Agreement, Strathmore has the right to retain or earn back a 16% interest in property by paying $8,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Property. After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), then each of the Company and Strathmore will contribute to the costs with respect to the Property in accordance with their proportionate ownership interest in the Property.

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

3.          Mineral Properties (continued)

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

5.          Due to Related Parties and Related Party Transactions

As at 30 November 2007, the balance of $26,000 (28 February 2007 - $23,000) due to related parties was due to two former directors and/or officers of the Company. This balance is unsecured, non-interest bearing and has no specific terms of repayment.

During the nine month period ended 30 November 2007, the Company entered into the following transactions with related parties:

i.        Paid or accrued management fees of $10,000 (30 November 2006 - $Nil) to each of the two directors of the Company.

ii.       Paid or accrued management fees of $1,800 (30 November 2006 - $Nil) to a director and chief financial officer of the Company.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties and in certain cases, are covered by signed agreements. It is the position of the management of the Company that these transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties (Note 10).

6.          Related Party Promissory Note

On 4 June 2007 the Company signed a promissory note with a shareholder of the Company for $250,000 at a rate of 10% per annum. During the period, the same shareholder advanced the Company an additional $85,000 at a rate of 10% per annum. These amounts are unsecured, bear interest at 10% per annum and have no set terms of repayment. The total amount outstanding as of 30 November 2007 of $350,258 includes accrued interest of $15,258.

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

7.          Capital Stock

Authorized

The total authorized capital is 375,000,000 common shares with par value of $0.001 per share. On 4 June 2007 the Company increased the authorized share capital of the Company from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share.

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

The total issued and outstanding capital stock is 35,625,000 common shares with par value of $0.001 per share. The Company's common stock issuances to date are as follows:

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

vii.      On 14 September 2007, 5,000,000 common shares of the Company were issued with an estimated fair value of $14,000,000 to Strathmore in accordance with the terms of an Option and Joint Venture Agreement (Note 3(a)).

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

7.          Capital Stock (continued)

Share subscriptions received in advance

The Company is offering on a private placement basis, units of the Company of up to 2,400,000 units for a total proceeds of $6,000,000 at a subscription price of $2.50 per Unit, with each Unit consisting of one share of the Company's common stock and one non-transferable share purchase warrant entitling the subscriber to purchase one additional share of the Company's common stock on the day which is the earlier of (i) 18 months from the date of issuance or (ii) 12 months from the effective date of the Company's proposed registration statement at an exercise price of $3.00 per warrant. To date, the Company has received $1,000,000 in subscriptions in connection with this private placement offering.

As at 30 November 2007 the Company has not granted any stock options and has not recorded any stock-based compensation.

8.          Income Taxes

As at 30 November 2007, the Company has an unused net operating loss carryforward balance of approximately $14,939,771 that may be available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2025 to 2028. There are no current or deferred tax expenses for the period ended 30 November 2007 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

9.          Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 11 October 2004 to 30 November 2007	For the nine month period ended 30 November 2007	For the nine month period ended 30 November 2006
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

On 14 September 2007, the Company issued 5,000,000 common shares valued at $14,000,000 for the acquisition of mineral properties (Note 3(a)).

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

10.        Commitments

On 24 August 2007, the Company agreed to pay two directors of the Company consulting fees of $10,000 per month each on a month to month basis and to pay the Company's Chief Financial Officer fees of $1,800 per month on a month to month basis (Note 5).

11.        Subsequent Events

The following events occurred subsequent to 30 November 2007:

a)        Arrangement Agreement

On 20 December 2007, the Company entered into an arrangement agreement (the "Arrangement Agreement") with NWT Uranium Corp. ("NWT"), pursuant to which the Company will acquire 100% of the issued and outstanding shares of common stock of NWT through a court-approved plan of arrangement (the "Arrangement").

The Board of Directors of NWT has unanimously recommended that NWT shareholders vote in favor of the Arrangement. The NWT Board has also received an opinion supporting the fairness of the consideration to be received by the NWT.

The acquisition will be completed by way of a court-approved plan of arrangement whereby each NWT common share will be exchanged for 0.40 of a common share of the Company. Any outstanding options and warrants to acquire common shares of NWT will be exchanged for analogous options and warrants to acquire common shares of the Company at the same exchange ratio.

There are currently 35,625,000 common shares of the Company outstanding and 106,031,342 NWT common shares outstanding. Should the proposed Arrangement be completed and the Company acquires 100% of the NWT common shares, current shareholders of the Company would own approximately 46% of the Company and current NWT shareholders would own approximately 54% of the Company (assuming that after the date hereof there would not be any additional common share issuances by either party, and not including any common shares issued in connection with the financing by the Company referred to below).

The Arrangement Agreement includes mutual customary non-solicitation covenants on NWT and the Company, but provides each party with the ability to respond to unsolicited proposals in accordance with the terms of the Arrangement Agreement. In the event that the Arrangement Agreement is terminated and either party accepts a superior proposal, the Arrangement Agreement imposes a termination fee of cash equal to the greater of: (i) $5,000,000 and (ii) 2% of the market capitalization of NWT.

Nu-Mex Uranium Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

11.         Subsequent Events (continued)

a)        Arrangement Agreement (continued)

The completion of the Arrangement is subject to a number of customary conditions precedent, including that the Arrangement be approved by 66 2/3% of the votes cast by NWT shareholders present in person or by proxy at the special meeting, and the approval of the Arrangement by the Superior Court of Justice of Ontario. The proposed transaction is also subject to the Company arranging a financing at a minimum price of US$4.00 per common share for gross proceeds of not less than US$25,000,000. In addition, the Arrangement is subject to common shares of the Company to be issued pursuant to the Arrangement being listed on the Toronto Stock Exchange or the TSX Venture Exchange.

The Arrangement Agreement provides that, subject to the terms therein, the special meeting of NWT shareholders to approve the Arrangement be held as soon as reasonably practicable, and in any event, no later than 28 April 2008.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended November 30, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended November 30, 2007 included in this quarterly report.

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

As previously disclosed in our Current Report on Form 8-K dated December 20, 2007, as filed with the SEC on December 27, 2007, On December 20, 2007, we entered into an arrangement agreement (the "Arrangement Agreement") with NWT Uranium Corp. ("NWT"), pursuant to which we will acquire 100% of the securities of NWT through a court-approved plan of arrangement (the "Arrangement").

The Board of Directors of NWT has unanimously recommended that NWT shareholders vote in favour of the Arrangement. The NWT Board has also received an opinion from its financial advisor that the consideration to be received by NWT shareholders is fair from a financial point of view.

The acquisition will be completed by way of a court-approved plan of arrangement whereby each NWT common share will be exchanged for 0.40 of a common share of the Company. Any outstanding options and warrants to acquire common shares of NWT will be exchanged for analogous options and warrants to acquire common shares of the Company at the same exchange ratio.

There are currently 35,625,000 common shares of the Company outstanding and 106,031,342 NWT common shares outstanding. Should the proposed Arrangement be completed and the Company acquires 100% of the NWT common shares, current shareholders of the Company would own approximately 46% of the Company and current NWT shareholders would own approximately 54% of the Company (assuming that after the date hereof there would not be any additional common share issuances by either party, and not including any common shares issued in connection with the financing by the Company referred to below).

The Arrangement Agreement includes mutual customary non-solicitation covenants on NWT and the Company but provides each party with the ability to respond to unsolicited proposals in accordance with the terms of the Arrangement Agreement. In the event that the Arrangement Agreement is terminated and either party accepts a superior proposal, the Arrangement Agreement imposes a termination fee of cash equal to the greater of: (i) $5,000,000; and (ii) 2% of the market capitalization of NWT.

The completion of the Arrangement is subject to a number of customary conditions precedent, including that the Arrangement be approved by 66 2/3% of the votes cast by NWT shareholders present in person or by proxy at the special meeting, and the approval of the Arrangement by the Superior Court of Justice of Ontario. The proposed transaction is also subject to the Company arranging a financing at a minimum price of US$4.00 per common share for gross proceeds of not less than US$25,000,000. In addition, the Arrangement is subject to common shares of the Company to be issued pursuant to the Arrangement being listed on the Toronto Stock Exchange or the TSX Venture Exchange.

The Arrangement Agreement provides that, subject to the terms therein, the special meeting of NWT shareholders to approve the Arrangement be held as soon as reasonably practicable, and in any event, no later than April 28, 2008.

PLAN OF OPERATIONS AND RESULTS OF OPERATIONS

Plan of Operation

Our plan of operation for the next twelve months is to pursue the Arrangement described above, pursuant to which we will acquire 100% of the securities of NWT through a court-approved plan of arrangement. In addition, we plan to complete certain work requirements with respect to each of the Nose Rock and Dalton Pass properties as contemplated by our Option and Joint Venture Agreements with Strathmore with respect to each of these properties. Pursuant to the Nose Rock Agreement and subject to the terms thereof, we are required to incur expenditures on the Nose Rock property of $1,000,000 on or before September 14, 2008. Pursuant to the Dalton Pass Agreement and subject to the terms thereof, we are required to incur expenditures of $1,000,000 on the Dalton Pass Property on or before October 5, 2008. In addition, we anticipate spending an additional $500,000 on costs associated with the proposed Arrangement as well as administrative fees, including fees payable in connection with reporting obligations, during the next twelve months. As such, our total estimated expenditures over the next twelve months are expect to be approximately $2,500,000.

In order to meet these commitments, we will need to raise additional financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. In addition, as described above, the proposed Arrangement is also subject to the Company arranging a financing at a minimum price of US$4.00 per common share for gross proceeds of not less than US$25,000,000. However, there can be no assurance that we will be able to raise the necessary financing to meet these commitments.

Results of Operations For The Nine-Month Period Ended November 30, 2007

We have not earned any revenues during the nine-month period ended November 30, 2007 or from our incorporation on October 11, 2004. We do not anticipate earning revenues unless and until we enter into commercial production on the Nose Rock or Dalton Pass properties. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Nose Rock or Dalton Pass Properties, or if such minerals are discovered, that we will enter into commercial production.

The following table sets out our loss during the nine-month periods ended November 30, 2007 and 2006:

	For the nine month period ended November 30, 2007 (unaudited)	For the nine month period ended November 30, 2006 (unaudited)
Expenses
Bank charges and interest	$ 2,938	$ 126
Consulting fees	53,500	10,200
Legal and accounting	158,544	18,251
Management fees	87,200	13,500
Mineral property expenditure	14,501,500	-
Office and miscellaneous	28,301	1,501
Interest Expense	15,258	-
Marketing and Promotion	28,450	-
Rent	3,975	4,500
Transfer agent fees	3,884	525
Net loss for the period	$14,883,550	$48,603

We incurred operating expenses in the amount of $14,883,550 for the nine months ended November 30, 2007 as compared to $48,603 for the nine months ended November 30, 2006. Although there were increases in expenditures with respect to various expense categories between the nine-month period ended November 30, 2006 and the nine-month period ended November 30, 2007, the primary reasons for the increase in expenditures between these two periods were our mineral property expenditures of $14,501,500 during the nine months ended November 30, 2007 (as compared to $nil during the nine months ended November 30, 2006) and our legal and accounting expenses of $158,544 during the nine months ended November 30, 2007 (as compared to $18,251 for the nine months ended November 30, 2006).

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

We had cash of $537,281 and working capital of $86,129 at November 30, 2007.

Cash Used in Operating Activities

Cash used in operating activities was $804,757 for the nine month period ended November 30, 2007 and $27,133 for the nine month period ended November 30, 2006. We anticipate that cash used in operating activities will increase over the next twelve months as discussed under "Plan of Operations" above.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our incorporation on October 11, 2004 to November 30, 2007, we obtained $1,386,900 from financing activities, most of which ($1,338,000) was obtained during the nine months ended November 30, 2007.

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

During the fiscal quarter ended November 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended November 30, 2007.

_____________

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.             Unregistered Sales of Equity Searches

As previously disclosed in our Current Report on Form 8-K dated September 14, 2007 and in our Quarterly Report on Form 10-QSB filed October 15, 2007, on September 14, 2007, we issued 5,000,000 shares of our common stock to Strathmore Resources (US) Ltd. in accordance with the terms of an Option and Joint Venture Agreement entered into by and between us and Strathmore as partial consideration for our option to acquire up to a 65% interest in Strathmore's Nose Rock property. This share issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB.
Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Articles of Merger (2)
10.1	Option and Joint Venture Agreement, dated September 14, 2007, between the Company and Strathmore Resources (US) Ltd. (3)
10.2	Option and Joint Venture Agreement, dated October 5, 2007, between the Company and Strathmore Resources (US) Ltd. (4)
10.3	Arrangement Agreement, dated December 20, 2007, between the Company and NWT Uranium Corp. (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer(5)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer(5)

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer(5)

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

NU-MEX URANIUM CORP.

By:       "D. Bruce Horton"
             D. Bruce Horton
             President, Chief Executive Officer and a director
             Date: January 17, 2008

__________