Form 10KSB
period 2008-02-29
URANIUM INTERNATIONAL CORP.
filed 2008-06-12
CIK 1348788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended February 29, 2008


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to _______


                          Commission File No. 000-52660


                           URANIUM INTERNATIONAL CORP.
                 ______________________________________________
                 (Name of small business issuer in its charter)


             Nevada                                              20-1769847
_________________________________                            ___________________
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                       10475 Park Meadows Drive, Suite 600
                            Lone Tree, Colorado 80124
                    ________________________________________
                    (Address of principal executive offices)


                                 (702) 279-2377
                           ___________________________
                           (Issuer's telephone number)

Securities registered pursuant to Section         Name of each exchange on which
            12(b) of the Act:                             registered:
                  None

          Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.001
                              ____________________
                                (Title of Class)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State  issuers  revenues  for its most recent  fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. May 19, 2008: $ 108,075,000

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                            Outstanding as of  May 29, 2008
Common Stock, $0.001                             54,037,500

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders;
(ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           URANIUM INTERNATIONAL CORP.

                                   Form 10-KSB


                                    Part I.

Item 1.      Description of Business                                           6

Item 2.      Description of Property                                          24

Item 3.      Legal Proceedings                                                25

Item 4.      Submission of Matters to a Vote of Security Holders              25

                                    Part II.

Item 5.      Market for Common Equity and Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities         25

Item 6.      Management's Discussion and Analysis and Plan of Operation       29

Item 7.      Financial Statements                                             35

Item 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         57

Item 8A.     Controls and Procedures                                          57

Item 8A(T).  Controls and Procedures                                          58

Item 8B.     Other Information                                                58

                                    Part III

Item 9.      Directors, Executive Officers, Promoters, Control Persons
             and Corporate Governance; Compliance With Section 16(a) of
             the Exchange Act                                                 58

Item 10.     Executive Compensation                                           62

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       64

Item 12.     Certain Relationships and Related Transactions and Director
             Independence                                                     66

Item 13.     Exhibits                                                         67

Item 14.     Principal Accountant Fees and Services                           68

Signatures                                                                    69

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Uranium International Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

GLOSSARY

ADIT - A horizontal excavation made into a hill that is usually driven for the purpose of intersecting or mining an ore body.

ARKOSE - a feldspar-rich sandstone.

BRECCIA - A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

CHLORITIZATION - The conversion of or replacement by chlorite.

CUTOFF GRADE: The lowest grade of uranium ore, in percent U3O8, at a minimum specified thickness that can be mined at a specified cost.

DIAMOND DRILLING - a type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis.

ELECTRO-MAGNETIC ("EM") SURVEY - A geophysical survey method which measures the electromagnetic properties of rocks.

FAULT - a fracture or break in rock along which there has been movement.

FLUVIAL: Of or pertaining to a river or rivers

GAMMA LOG - A type of survey that records the amount of radiation in the surrounding rock.

GEOPHYSICAL SURVEY - A scientific method of prospecting that measures the physical properties of rock formations. Common properties investigated include magnetism, specific gravity, electrical conductivity and radioactivity.

GRADE GT - A factor used in the method to determine the contained resource of uranium deposits. The number of cubic feet that comprise 1 ton of ore is multiplied by the cut-off grade to obtain the GT (grade in %U3O8 times thickness in ft).

GRANITE - any holocrystalline, quartz-bearing plutonic rock.

HEMATITE - An oxide of iron, and one of iron's most common ore minerals.

IGNIMBRITE - The rock formed by the widespread deposition and consolidation of ash flows.

IN SITU LEACH MINING (ISL): The recovery through chemical leaching of uranium from an ore body without physical extraction of the ore from the ground: also referred to as "solution mining."

LENSE - A body of ore that is thick in the middle and tapers towards the ends.

NATIONAL INSTRUMENT 43-101 (NI 43-101) - A rule developed by the Canadian Securities Administrators (CSA) and administered by the provincial securities commissions in Canada that governs how issuers disclose scientific and technical information about their mineral projects to the public. It covers oral statements as well as written documents and websites. It requires that all disclosure be based on advice by a "qualified person" and in some circumstances that the person be independent of the issuer and the property. A qualified person (QP) as defined in NI 43-101 as an individual who: (i) is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these; (ii) has experience relevant to the subject matter of the mineral project and the technical report; and (iii) is a member in good standing of a professional association.

PYROCLASTIC - Produced by explosive or aerial ejection of ash, fragments, and glassy material from a volcanic vent. Applied to the rocks and rock layers as well as to the textures so formed.

ROLL FRONT DEPOSIT - A sandstone uranium deposits formed in an aquifer through which uranium bearing groundwater flows. The uranium and other metals dissolved in the ground water precipitate out of the ground water and forms a uranium deposit. Roll front deposits are most typically mined by in-situ methods.

SANDSTONE - A medium-grained sedimentary rock composed of abundant rounded or angular fragments of sand size set in a fine-grained matrix and more or less firmly united by a cementing material

SYNCLINE - A down-arching fold in bedded rocks

TUFF - A general term for all consolidated pyroclastic rocks.

U3O8 - Triuranium Octaoxide, the oxide form of uranium that is the most common chemical form found in nature and is commercially mined for its uranium metal content.

YELLOWCAKE: A natural uranium concentrate that takes its name from its color and texture. Yellowcake typically contains 70 to 90 percent U3O8 by weight. It is used as feedstock for uranium fuel enrichment and fuel pellet fabrication.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Uranium International Corp. was incorporated under the laws of the State of Nevada in October 2004 under the name "Ancor Resources Inc." We are engaged in the business of acquisition, exploration and development of uranium properties in the United States. As of the date of this Annual Report, our main focus is now the identification, acquisition, exploration and development of uranium properties, which has resulted in the acquisition of our interest in the properties discussed below.

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol "URNI" and on the Frankfurt Exchange under the symbol "AN4, WKN NO. A0MUN4".

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Uranium International Corp." refers to Uranium International Corp.

2007 ARTICLES OF MERGER

On June 4, 2007, we filed Articles of Merger with the Nevada Secretary of State (the "2007 Articles of Merger"). In accordance with the terms and provisions of the 2007 Articles of Merger: (i) we effectuated a merger with our wholly-owned subsidiary, Nu-Mex Uranium Corp. as a parent/subsidiary merger, whereby we were the surviving corporation; (ii) the merger became effective as of June 6, 2007 pursuant to Section 92A.180 of the Nevada Revised Statutes; and (iii) our Articles of Incorporation were amended to change our name to "Nu-Mex Uranium Corp.". In accordance with Section 92.180 of the Nevada Revised Statutes, shareholder approval was not required. We decided to change our name to better reflect our focus on exploration for uranium.

2008 ARTICLES OF MERGER

On February 24, 2008, we filed Articles of Merger with the Nevada Secretary of State (the "2008 Articles of Merger"). In accordance with the terms and provisions of the 2008 Articles of Merger: (i) we effectuated a merger with our wholly-owned subsidiary, Nu-Mex Uranium Corp., as a parent/subsidiary merger, whereby we were the surviving corporation; (ii) the merger became effective February 26, 2008 pursuant to Section 92A.180 of the Nevada Revised Statutes; and (iii) our Articles of Incorporation were amended to change our name to "Uranium International Corp." We filed an amendment to our Articles of Incorporation (the "2008 Amendment"). In accordance with the 2008 Amendment, we changed our name to "Uranium International Corp." In accordance with Section
92.180 of the Nevada Revised Statutes, shareholder approval was not required. We decided to change our name to further better reflect our business as an international resource exploration company and the focus on exploration for uranium.

JUNE 2007 FORWARD STOCK SPLIT

On June 6, 2007, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of five for one (5:1) of our total issued and outstanding shares of common stock (the "2007 Forward Stock Split"). Each of our shareholders holding one share of common stock was entitled to receive an additional five shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the 2007 Forward Stock Split were mailed on approximately June 8, 2007 without any action on the part of the shareholders.

The 2007 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the 2007 Forward Stock Split was in our best interests and of the shareholders. In our judgment the 2007 Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the 2007 Forward Stock Split was to increase the marketability of our common stock.

The 2007 Forward Stock Split was effectuated with a record date of June 6, 2007 upon filing the appropriate documentation with NASDAQ. The 2007 Forward Stock Split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date. Authorized share capital increased from 75,000,000 to 175,000,000 shares of common stock and our total issued and outstanding common stock was increased from 6,125,000 shares to 30,625,000 shares. The par value for our shares of common stock remained the same at $0.001. See "Part II. Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities."

MARCH 2008 FORWARD STOCK SPLIT

In connection with the Articles of Merger filed on February 24, 2008 with the Nevada Secretary of State and the change of our name to "Uranium International Corp.", we simultaneously effectuated a forward stock split of 1.5 for one (1.5:1) of our total issued and outstanding shares of common stock (the "2008 Forward Stock Split"). Each of our shareholders holding one share of common stock was entitled to receive an additional 1.5 shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the 2008 Forward Stock Split were mailed on approximately March 15, 2008 without any action on the part of the shareholders.

The 2008 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the 2008 Forward Stock Split was in our best interests and of the shareholders. In our judgment the 2008 Forward Stock Split will further result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the 2008 Forward Stock Split is to further increase the marketability of our common stock.

The 2008 Forward Stock Split was effectuated with a record date of March 11, 2008 upon filing the appropriate documentation with NASDAQ. The 2008 Forward Stock Split increased our issued and outstanding shares of common stock from 36,025,000 to approximately 54,037,500 shares of common stock. (The total number of shares of common stock issued and outstanding had previously been 30,625,000 without taking into consideration any new issuances pursuant to the 2007 Forward Stock Split). The current authorized share capital continued to be 375,000,000 shares of common stock with a par value of $0.001 per share. See "Part II. Item
5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities."

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer, Inc., 2470 Saint Rose Parkway, Suite 304, Henderson, Nevada 89074

CURRENT BUSINESS OPERATIONS

We are an international resource exploration company currently engaged in the exploration and development of uranium projects with the goal of developing producing uranium operations from a portfolio of significant uranium projects.
Our foundational group of assets consists of the Nose Rock Property and the Dalton Pass Property as more fully described below. We have entered into agreements with Strathmore Minerals Corp. to earn a 65% interest in each of the two projects based on their joint-venture development.

URANIUM PROPERTIES

The location of our uranium properties is summarized as follows:

LOCATION                       RESOURCE         TONNAGE      %U308     LBS/U308
                            CLASSIFICATION                   GRADE

Grants Pass, New Mexico     Historical:        6,694,127      .135    18,230,955
                            Demonstrated

Dalton Pass, New Mexico     Historical:        3,929,000       .07     5,500,000
                            Demonstrated

NOSE ROCK, NEW MEXICO

Effective June 18, 2007, our Board of Directors authorized the execution of a letter of intent dated June 14, 2007 (the "Letter of Intent") with Strathmore Resources (US) Inc. ("Strathmore"). The Letter of Intent established the basic terms upon which we would be prepared to enter into an option and joint venture with Strathmore to explore and, if warranted, develop Strathmore's Nose Rock properties located northeast of Crown Point within the Grants Mineral Belt in the State of New Mexico (collectively, the "Nose Rock Property"). The Nose Rock Property consists of approximately 5,000 acres of land. Further to the Letter of Intent, our Board of Directors approved the execution of an option and joint venture agreement dated September 14, 2007 (the "Nose Rock Option and Joint Venture Agreement") with Strathmore.

Pursuant to the terms of the Nose Rock Option and Joint Venture Agreement: (i) Strathmore will grant to us the sole and exclusive right to acquire up to a 65% interest in the Nose Rock Property; (ii) we will pay $250,000 to Strathmore on September 14, 2007 (the "Effective Date"), which as of the date of this Annual Report has been paid; and (iii) issue to Strathmore 7,500,000 shares of our restricted common stock on the Effective Date, which as of the date of this Annual Report have been issued. See "Part II. Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities."

In accordance with the further terms and provisions of the Nose Rock Option and Joint Venture Agreement, we are required to incur a minimum of $44,500,000 in work expenditures on the Nose Rock Property in accordance with the following schedule: (i) $1,000,000 on or before the first anniversary of the Effective Date; (ii) a further $1,000,000 on or before the second anniversary of the Effective Date; (iii) a further $1,500,000 on or before the third anniversary of the Effective Date; (iv) a further $10,000,000 on or before the fourth anniversary of the Effective Date; (v) a further $10,000,000 on or before the fifth anniversary of the Effective Date; and (vi) a further $10,000,000 on or before the sixth anniversary of the Effective Date; and (vii) a further 11,000,000 on or before the seventh anniversary of the effective date. Within sixty days of the fourth anniversary of the Effective Date, we will retain a third party engineering firm to provide a Bankable Feasibility Study to determine how best to proceed. Such evaluation will be conducted in accordance with National Instrument 43-101 of the Canadian Securities Administrator. If the third party evaluation results in a positive recommendation, then we and Strathmore will agree to proceed on our respective pro-rata payments under a joint venture.

The Nose Rock Option and Joint Venture Agreement further contemplates that provided we are not in default: (i) we will have acquired a 25% interest in the Nose Rock Property once we have incurred $13,500,000 of our total $44,500,000 in work commitment expenditures; and (ii) we will have acquired an additional 40% interest in the Nose Rock Property once we have incurred the remaining $31,000,000 of our total $44,500,000 in work commitment expenditures. However, subject to the terms of the Nose Rock Option and Joint Venture Agreement, Strathmore has the right to retain or earn back a 16% interest in the Nose Rock Property by paying $25,000,000 to us. Moreover, Strathmore will not be required to contribute to the costs of exploration or development of the Nose Rock Property until we acquire our full 65% interest (or our 49% interest if Strathmore elects to retain or earn back a 16% interest). After we acquire our full 65% interest (or our 49% interest if Strathmore elects to retain or earn back a 16% interest), we will each then be required to contribute to the costs with respect to the Nose Rock Property in accordance with each of our respective proportionate share ownership in the Nose Rock Property.

DALTON PASS, NEW MEXICO

The Letter of Intent further established the basic terms upon which we would be prepared to enter into an option and joint venture with Strathmore to explore and, if warranted, develop Strathmore's Dalton Pass properties located between the Church Rock and Crown Point uranium districts of the western Grants Mineral Belt in the State of New Mexico (collectively, the "Dalton Pass Property"). The Dalton Pass Property consists of 640 acres controlled by federal lode mining claims. Nose Rock Property consists of approximately 5,000 acres of land. Further to the Letter of Intent, our Board of Directors approved the execution of an option and joint venture agreement dated October 5, 2007 (the "Dalton Pass Option and Joint Venture Agreement") with Strathmore.

Pursuant to the terms and provisions of the Dalton Pass Option and Joint Venture
Agreement: (i) Strathmore has granted us the sole and exclusive right and option to acquire up to a 65% interest in the Dalton Pass Property: and (ii) we will pay $250,000 to Strathmore which, as of the date of this Annual Report, has been paid.

In accordance with the further terms and provisions of the Dalton Pass Option and Joint Venture Agreement, we are required to incur a minimum of $16,750,000 in work expenditures on the Dalton Pass Property (the "Expenditures") and make additional payments of $1,000,000 in cash or stock to Strathmore in accordance with the following schedule: (i) $1,000,000 in Expenditure Costs plus a $250,000 payment in cash or stock on or before October 5, 2008; (ii) a further $2,000,000 in Expenditure Costs plus a $250,000 payment in cash or stock on or before on or October 5, 2009; (iii) a further $2,750,000 in Expenditure Costs plus a $250,000 payment in cash or stock on or before October 5, 2010; (iv) a further $3,000,000 in Expenditure Costs plus a $250,000 payment in cash or stock on or before October 5, 2011; (v) a further $4,000,000 in Expenditure Costs on or before October 5, 2012; and (vi) a further $4,000,000 in Expenditure Costs on or before October 5, 2013.

The Dalton Pass Option and Venture Agreement further contemplates that we will earn a 25% interest in the Dalton Pass Property once we have completed our commitment of Expenditures in the amount of $8,750,000 and cash/stock of $1,000,000) on or before October 5, 2011. We will earn an additional 40% interest in the Dalton Pass Property once we have completed our additional commitment of Expenditures in the amount of $8,000,000 on or before October 5, 2013. However, subject to the terms of the Dalton Pass Option and Venture Agreement, Strathmore has the right to retain or earn back a 16% interest in the Dalton Pass Property by paying $8,000,000 to us. Strathmore will not be required to contribute to the costs of exploration and development of the Dalton Pass Property until we acquire our full 65% interest (or our 49% interest if Strathmore elects to retain or earn back a 16% interest). After we acquire our full 65% interest (or our 49% interest if Strathmore elects to retain or earn back a 16% interest), we will each then be required to contribute to the costs with respect to the Dalton Pass Property in accordance with our respective proportionate ownership interests in the Dalton Pass Property.

GRANTS MINERAL BELT, NEW MEXICO

New Mexico has been a significant uranium producer since the discovery of uranium in approximately 1950. Uranium in New Mexico is almost all in the Grants Mineral Belt along the south margin of the San Juan Basin in the McKinley and

Cibola counties in the northwest part of the state. Stretching northwest to southeast, the mineral belt contains the Chuska, Gallup, Ambrosia Lake, and Laguna uranium mining districts. Most of the uranium ore is contained in the Jackpile, Poison Canyon, and Westwater Canyon sandstone members of the Morrison Formation and in the Todilto limestone, all of the Jurassic age. Uranium is present in coffinite in the Westwater Canyon at 3,000 feet below ground surface. The mine, which operated as an underground uranium mine from 1986 to 1989, has a remaining resource estimated by its owner at more than 45 thousand tonnes of uranium oxide. Strathmore is currently applying for permits to mine the Church Rock and Roca Honda properties in the Grants Mineral Belt. And, Neutron Energy and URI also reportedly plan to start uranium mining in the Grants Mineral Belt. The State of New Mexico has the second-largest known uranium ore reserves in the United States.

Uranium mineralization is concentrated by a dark-gray to black substance that has been identified as humate derived from decaying vegetation. Black ore is truncated by overlying sandstone in at least two ore deposits, documenting an early age of mineralization. Ore deposits in the Grants Mineral Belt vary greatly in size and shape, generally occur in clusters, and often are difficult targets for drilling. Current exploration is largely a process of drilling in stages to (1) delineate favorable from unfavorable ground on a wide-spacing, (2) seek mineralization in favorable ground, and (3) conduct closely spaced drilling in mineralized areas. Criteria for favorability differ among exploration groups but generally includes: (i) the presence of a host sandstone; (ii) anomalous mineralization; (iii) color of host rock; (iv) presence of carbonaceous matter; and (v) position of area with respect to mineralized trends.

NOSE ROCK PROPERTY. The Nose Rock Property is without proven reserves. It is located in the Nose Rock District of the Grants Uranium Mineral Bert. Access to the Nose Rock Property is excellent with nearby paved and gravel roads with year round access. The uranium deposits are located within the sandstones of the Westwater Canyon Member of the Morrison Formation. Uranium mineralization occurs as north-northwest trading primary ore bodies and redistributed roll front deposits. There are several mineralized sandstone units that have been identified through prior exploration. The Nose Rock property interests were acquired by Phillips Uranium in the early 1970's and drilling commenced in mid 1973. Phillips Uranium controlled the property interests until the mid 1980's. Copies of a portion of the drill logs and ore mineralization database of Phillips Uranium in December 2004 have been acquired from the files of the State of New Mexico's Bureau of Geology in Socorro, New Mexico, and the data is currently under evaluation. By the late 1970's, Phillips Uranium had begun drilling a shaft to access the ore body. However, no actual removal of uranium-containing ore was performed prior to closure of the mine in the early 1980's following collapse of the uranium market. Until further exploration and studies are performed on the property, it is unknown if this existing shaft will be a viable asset for any future economic production from the property.

DALTON PASS PROPERTY. The Dalton Pass Property is without proven reserves. The Dalton Pass Property is covered by federal lode mining claims administered by the U.S. Bureau of Land Management and is situated in the western portion of the Grants Mineral Belt. Minimal exploration has been performed on the property to date. The previous operator, Pathfinder Mining Company, drilled in excess of 130 exploratory holes and identified a uranium resource. Pathfinder Mining Company was in the process of determining the economic feasibility of the resource and the amenability of in-situ extraction of the uranium resource but ended their program as a result of the decline in the uranium commodity price in the late 1980s. We intend to review the available past exploration data regarding future exploration.

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisition of additional uranium opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide near term revenue potential and production cash flows to create expanding reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional interests in uranium properties. We plan to build a strategic base of producing uranium properties.

Our ability to continue to complete planned exploration activities and expand acquisitions and explore mining opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained.

DEVELOPMENT OF URANIUM PROPERTIES

The requirement to raise further funding for uranium exploration and development beyond that obtained for the next six month period may be dependent on the outcome of geological and engineering testing occurring over this interval.
Based upon the completion of current property evaluations on the Nose Rock Property and the Dalton Pass Property, and if results provide the basis to continue development and geological studies indicate high probabilities of sufficient uranium production quantities, we will attempt to raise capital to further our programs, build production infrastructure, and raise additional capital for further acquisitions. This includes the following activity:

     o    Review all available information and studies.

     o    Digitize all available factual information.

     o Complete an NI 43-101 Compliant Report with a qualified geologist familiar with uranium mineralization in the Grants Mineral Belt.

     o Determine feasibility and amenability of extracting the uranium ore via an ISL operation.

     o    Create investor communications materials, corporate identity.

     o    Raise funding for uranium development.

     o Target further leases for exploration potential and obtain further funding to acquire new development targets.

MATERIAL AGREEMENTS

PMB+HELIN DONOVAN

Effective on May 16, 2008, our Board of Directors authorized the engagement of PMB+Helin Donovan (""PMBHD") in accordance with the terms and provisions set forth in that certain letter agreement dated May 16, 2008 (the "Agreement"). We engaged PMBHD to render services and related reports to us in order to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In accordance with the terms and provisions of the Agreement, PMBHD shall perform certain services including, but not limited to, the following: (i) conduct a full review of our management governance process; (ii) assemble a project team to conduct an evaluation of the project; (iii) document and evaluate internal control; (iv) assist management in the development of policies and procedures;
(v) document and evaluate  procedures and processes at the transactional  level;
(vi) development independent testing procedures; and (vii) establish a remediation plan and coordinate implementation. We shall pay for such services on an hourly basis.

NWT ARRANGEMENT AGREEMENT

On December 20, 2007, we entered into an arrangement agreement (the "Arrangement Agreement") with NWT Uranium Corp. ("NWT"). In accordance with the terms and provisions of the Arrangement Agreement: (i) by way of a statutory and court approved plan of arrangement under the Business Corporations Act (Ontario), we were to acquire all of the total issued and outstanding shares of common stock of NWT; (ii) we were to issue one-third (1/3) of one share of our restricted common stock for every acquired issued and outstanding share of common stock of NWT; (iii) the transaction was subject to us arranging financing of not less than $10,000,000 and up to $25,000,000, which financing was to close concurrently with consummation of the transaction; (iv) the transaction was subject to receipt by NWT of a favorable fairness opinion, which was received; and (v) the transaction was subject to our shares of common stock being listing on a Canadian stock exchange.

On February 13, 2008, and as a result of market circumstances and conditions, we mutually agreed to terminate the Arrangement Agreement. Our Board of Directors approved and authorized the execution of a termination and mutual release agreement (the "Release'). In accordance with the terms and provisions of the Release, each party released one another from any and all liabilities and obligations relating to the Arrangement Agreement and the proposed transaction thereunder.

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking uranium based exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime uranium exploration prospects and then exploit such prospects. Competition for the acquisition of uranium exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable uranium exploration properties will be available for acquisition and development.

URANIUM EXPLORATION REGULATION

Our uranium exploration activities are, or will be, subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Uranium exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of uranium exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. Our activities may be subject to certain federal, state and local laws and regulations, relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations does not appear to have a future material effect on our operations or financial condition to date. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether national or local, are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

Uranium exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Uranium exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Uranium exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Richard M. Cherry is our President and Chief Executive Officer, and Henry Martyn Fowlds is our Chief Financial Officer and Treasurer. These individuals are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

         WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our uranium properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of current and future uranium properties and the development of our business will depend upon our ability to establish the commercial viability of our uranium properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in any of our future uranium properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our uranium properties. Further, if we are able to establish that development of our uranium properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our uranium properties into production and recover our investment. We may not discover commercially exploitable quantities of uranium on our properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we out will establish reserves. Our uranium properties are in the exploration stage as opposed to the development stage and have no known body of economic mineralization. The known mineralization at these projects has not yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on our uranium properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial mineable uranium exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of uranium. Any determination that our properties contain commercially recoverable quantities of uranium may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economical. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our uranium properties can be commercially developed.

         OUR EXPLORATION ACTIVITIES ON OUR URANIUM PROPERTIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR PLANS TO DEVELOP THE PROPERTY AND OUR INVESTMENTS IN EXPLORATION.

Our long-term success depends on our ability to establish commercially recoverable quantities of uranium on our properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of uranium exploration is determined in part by the following factors:

     o    identification  of  potential   mineralization  based  on  superficial
          analysis;

     o    availability of government-granted exploration permits;

     o    the quality of management and geological and technical expertise; and

     o    the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract the uranium, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a uranium deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; uranium prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of uranium and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable uranium reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized uranium in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of uranium on our properties.

         URANIUM PRICES MAY NOT SUPPORT CORPORATE PROFIT.

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which we have no control. The price of uranium has varied over the last four years from approximately $10.00 per pound to a high of $138.00 per pound to the current price of approximately $90.00 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. Our long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we could have to cease operations.

         OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY.

In considering whether to invest in our common stock, you should consider that our inception was October 11, 2004 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance. In addition, we have only recently acquired or will acquire our primary uranium exploration prospects located in New Mexico and elsewhere with limited experience in early stage exploration efforts.

         WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $15,155,373 from October 11, 2004 (inception) to February 29, 2008. As of February 29, 2008, we had an accumulated deficit of $15,155,373 and had incurred losses of approximately $15,075,151 during fiscal year ended February 29, 2008. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional uranium exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

         FUTURE PARTICIPATION IN AN INCREASED NUMBER OF URANIUM EXPLORATION PROSPECTS WILL REQUIRE SUBSTANTIAL CAPITAL EXPENDITURES.

The uncertainty and factors described throughout this section may impede our ability to economically discover, acquire, develop and/or exploit uranium prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The financial statements for the fiscal years ended February 29, 2008 and February 28, 2007 have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Going Concern."

            WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. The terms and provisions of the respective Nose Rock Option and Venture Agreement and the Dalton Pass Option and Venture Agreement and our current plans require us to make substantial capital expenditures for the exploration of our uranium exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of uranium. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

         AS PART OF OUR GROWTH STRATEGY, WE INTEND TO ACQUIRE ADDITIONAL URANIUM EXPLORATION PROPERTIES.

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

         WE ARE RELATIVELY A NEW ENTRANT INTO THE URANIUM EXPLORATION AND DEVELOPMENT INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY.

Since inception, our activities have been limited to organizational efforts and obtaining working capital. It has only been since 2007 that our business operations and focus is on acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of uranium exploration and development is subject to many risks and if uranium is found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond our control. The potential profitability of mining uranium properties if economic quantities of uranium is found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of uranium; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions;
(xi)  unavailability  of  materials  and  equipment;  and (xii) the  failure  of equipment or processes to operate in accordance with specifications or expectations.

         THE RISKS ASSOCIATED WITH EXPLORATION AND DEVELOPMENT AND, IF APPLICABLE, MINING COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGE, DELAYS IN MINING, MONETARY LOSSES AND POSSIBLE LEGAL LIABILITY.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved uranium reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

         THE URANIUM EXPLORATION AND MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL.

The uranium exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive uranium properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low uranium market prices. Our larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing uranium properties.

         THE MARKETABILITY OF URANIUM WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

The marketability of uranium which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of uranium and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

         URANIUM MINING OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION, WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED, CAUSING AN ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

If economic quantities of uranium is found by us in sufficient quantities to warrant mining operations, such mining operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Uranium mining operations are also subject to foreign, federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

         URANIUM EXPLORATION AND DEVELOPMENT AND MINING ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS, WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS.

Uranium exploration and development and future potential uranium mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential uranium mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Uranium mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of uranium exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

         THE NAVAJO NATION HAS BANNED URANIUM MINING IN "INDIAN COUNTRY" AND HAS THREATENED LEGAL ACTION AGAINST URANIUM MINING IN THE AREA OF THE RESERVATION, WHICH MAY INCLUDE THE NOSE ROCK PROPERTY AND THE DALTON PASS PROPERTY


The Navajo Nation Council passed the Dine Natural Resources Protection Act of 2005 in April 2005, which prohibits uranium mining and processing on any sites within the reservation and "Indian Country". Indian Country defines certain lands which, although not within the Navajo reservation but within close proximity to Navajo lands that contain a "dependent Indian community", may fall under the Navajo regulations. The legal determination of which areas and properties are contained within "Indian Country" is a matter of dispute. Our Nose Rock Property and Dalton Pass Property are situated on State or Federal land but lie in close proximity to the Navajo nation. These properties have not at this time been determined to be within "Indian Country". However, if the Federal Government does ultimately determine that our properties in New Mexico lie in Indian Country, the ban may prevent us from exploring or developing the properties so defined until the legal and jurisdictional issues are resolved, either through negotiation or through the courts.


         COSTS ASSOCIATED WITH ENVIRONMENTAL LIABILITIES AND COMPLIANCE MAY INCREASE WITH AN INCREASE IN FUTURE SCALE AND SCOPE OF OPERATIONS.

We believe that our operations currently comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

         ANY CHANGE IN GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in any applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

         WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Richard M. Cherry, our President/Chief Executive Officer and a director, and Henry Martyn Fowlds, our Chief Financial Officer and a director. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

            OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Our officers and directors serve only part time and are subject to conflicts of interest. Each of our executive officers and directors serves only on a part time basis. Each devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors may be subject to conflicts of interest.

         NEVADA LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

RISKS RELATED TO OUR COMMON STOCK

         SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY CERTAIN STOCKHOLDERS MAY RESULT IN SIGNIFICANT
         DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT YOUR ABILITY TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 54,037,500 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 4,125,000 pre-Forward Stock Split (30,937,500 post-Forward Stock Split) shares of our common stock pursuant to the Registration Statement declared effective on May 10, 2006 and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 22,700,000 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See "Item 5. Market for Common Equity and Related Stockholder Matters."

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

         THE TRADING PRICE OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD WILL FLUCTUATE SIGNIFICANTLY AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget;
(iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

         ADDITIONAL ISSUANCE OF EQUITY SECURITIES MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

Our Articles of Incorporation authorize the issuance of 375,000,000 shares of common stock. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

         OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

         A MAJORITY OF OUR DIRECTORS AND OFFICERS ARE OUTSIDE THE UNITED STATES, WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR ANY OF OUR DIRECTORS OR OFFICERS.

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 2. DESCRIPTION OF PROPERTY

We lease our principal office space located at 10475 Park Meadows Drive, Suite 600, Lone Tree, Colorado 80124. This office space is for the conduct of our business operations and costs us approximately $1,000 monthly. The office and services related thereto may be cancelled at any time with a thirty day notice.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended February 29, 2008, no matters were submitted to our stockholders for approval.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "URNI:OB" on approximately June 20, 2007. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

          MONTH ENDED                      HIGH BID                   LOW BID

       February 29, 2008                     $2.00.                    $2.00.
       November 30, 2007                     $3.49                     $3.33
        August 31, 2007                      $2.06                     $2.00

As of May 29, 2008, we had 37 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

FORWARD STOCK SPLITS

JUNE 2007 FORWARD STOCK SPLIT

On June 6, 2007, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved the "2007 Forward Stock Split". Each of our shareholders holding one share of common stock was entitled to receive an additional five shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the 2007 Forward Stock Split were mailed on approximately June 8, 2007 without any action on the part of the shareholders.

The 2007 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the 2007 Forward Stock Split was in our best interests and of the shareholders. In our judgment the 2007 Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the 2007 Forward Stock Split was to increase the marketability of our common stock.

The 2007 Forward Stock Split was effectuated with a record date of June 6, 2007 upon filing the appropriate documentation with NASDAQ. The 2007 Forward Stock Split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date. Authorized share capital increased from 75,000,000 to 375,000,000 shares of common stock and our total issued and outstanding common stock was increased from 6,125,000 shares to 30,625,000 shares. The par value for our shares of common stock remained the same at $0.001.

MARCH 2008 FORWARD STOCK SPLIT

In connection with the Articles of Merger filed on February 24, 2008 with the Nevada Secretary of State and the change of our name to "Uranium International Corp.", we simultaneously effectuated the "2008 Forward Stock Split". Each of our shareholders holding one share of common stock was entitled to receive an additional 1.5 shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the 2008 Forward Stock Split were mailed on approximately March 15, 2008 without any action on the part of the shareholders.

The 2008 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the 2008 Forward Stock Split was in our best interests and of the shareholders. In our judgment the 2008 Forward Stock Split will further result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the 2008 Forward Stock Split is to further increase the marketability of our common stock.

The 2008 Forward Stock Split was effectuated with a record date of March 11, 2008 upon filing the appropriate documentation with NASDAQ. The 2008 Forward Stock Split increased our issued and outstanding shares of common stock from 36,025,000 to approximately 54,037,500 shares of common stock. (The total number of shares of common stock issued and outstanding had previously been 30,625,000 without taking into consideration any new issuances pursuant to the 2007 Forward Stock Split). The current authorized share capital continued to be 375,000,000 shares of common stock with a par value of $0.001 per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Mainland Resources Inc. 2008 Stock Option Plan (the "2008 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:



                                                                             NUMBER OF SECURITIES
                           NUMBER OF SECURITIES                              REMAINING AVAILABLE
                            TO BE ISSUED UPON         WEIGHTED-AVERAGE       FOR FUTURE ISSUANCE
                               EXERCISE OF           EXERCISE PRICE OF           UNDER EQUITY
                           OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      COMPENSATION PLANS
                           WARRANTS AND RIGHTS      WARRANTS AND RIGHTS       (EXCLUDING COLUMN
    PLAN CATEGORY                 (A)                       (B)                      (A))
_________________________________________________________________________________________________

Equity Compensation
Plans Approved by
Security Holders                       -0-                       -0-                    -0-

Equity Compensation
Plans Not Approved
by Security Holders                    -0-                       -0-                    -0-

2008 Stock Option Plan           2,750,000                        $1.75           2,250,000

Warrants                           300,000                        $2.00                 n/a



2008 STOCK OPTION PLAN

On April 2, 2008, our Board of Directors authorized and approved the adoption of the 2008 Plan effective April 2, 2008, under which an aggregate of 5,000,000 of our shares of common stock may be issued.

The purpose of the 2008 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2008 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2008 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2008 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 2,200,00 shares as at the date of adoption by the Board of Directors of the 2008 Plan. At the time a Stock Option is granted under the 2008 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

In the event an optionee ceases to be employed by or to provide services to us for reasons other than cause, retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee ceases to be employed by or to provide services to us for reasons of retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to one-year after the effective date that his position ceases, and after such one-year period any unexercised Stock Option shall expire.

No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period up to ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

The exercise price of a Stock Option granted pursuant to the 2008 Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness may be subject to such conditions, restrictions and contingencies as may be determined.

INCENTIVE STOCK OPTIONS

The 2008 Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the common shares of the Company, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

As of the date of this Annual Report, no Stock Options have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended February 29, 2008, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

SEPTEMBER 2007 ISSUANCE

On September 14, 2007, we issued an aggregate of 7,500,000 shares of our restricted common stock to Strathmore in accordance with the terms and provisions of the Nose Rock Option and Joint Venture Agreement. The shares were valued at $14,000,000.

The shares of common stock were issued to Strathmore in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

FEBRUARY 2008 PRIVATE PLACEMENT  OFFERING

Effective on February 26, 2008, we completed a private placement offering (the "2008 Private Placement") with certain non-United States residents (collectively, the "Investors"). In accordance with the terms and provisions of the 2008 Private Placement, we issued to the Investors an aggregate of 600,000 units at a per unit price of $1.67 (the "Unit") in our capital for aggregate proceeds of $1,000,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferable warrant (the "Warrant"). Each Warrant is exercisable at $2.00 per share for a period of one year.

The Units  under the 2008  Private  Placement  were  sold to  non-United  States
Investors  in reliance  on  Regulation  S  promulgated  under the United  States
Securities Act of 1933, as amended (the "Securities Act"). The 2008 Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Units was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

RETURN OF SHARES

On approximately May 30, 2007, one of our shareholders returned an aggregate of 15,000,000 shares of our restricted common stock with no consideration paid to the shareholder. The shares were cancelled and returned to our treasury.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 11, 2004) to year ended February 29, 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

                                                            FOR THE PERIOD
                              FISCAL YEARS ENDED           FROM OCTOBER 11,
                             FEBRUARY 29, 2008 AND        2004 (INCEPTION) TO
                               FEBRUARY 28, 2007           FEBRUARY 29, 2008
                             ___________________________________________________

                                 2008          2007
                             _________________________

EXPENSES                                -            -                  -

    Write down of              14,500,000          -0-         14,500,000
    mineral property
    acquisition

    Bank charges and                2,976          150              3,256
    interest

    Consulting Fees                63,500       10,200             73,700

    Interest expense               23,617          -0-             23,617

    Legal and accounting          248,746       27,838            283,801

    Management fees               152,600       18,000            170,600

    Marketing and                  36,760          -0-             36,760
    promotion

    Mineral property                7,804          -0-             14,119
    development
    expenditures

    Office and                     27,397        1,782             30,744
    miscellaneous

    Rent                            7,542        6,000             13,542

    Transfer agent fees             4,209          800              5,234

Net Loss                     ($15,075,151)    ($64,770)      ($15,155,373)


We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED FEBRUARY 29, 2008 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 2007.

Our net loss for fiscal year ended February 29, 2008 was ($15,075,151) compared to a net loss of ($64,770) during fiscal year ended February 28, 2007 (an increase of $15,010,381). During fiscal years ended February 29, 2008 and February 28, 2007, we did not generate any revenue.

During  fiscal  year  ended   February  29,  2008,   we  incurred   general  and
administrative expenses of $15,075,151 compared to $64,770 incurred during fiscal year ended February 28, 2007 (an increase of $15,010,381). These general and administrative expenses incurred during fiscal year ended February 29, 2008 consisted of: (i) write down of mineral property acquisition of $14,500,000 (2007: $-0-); (ii) bank charges and interest of $2,976 (2007: $150); (iii)
consulting fees of $63,500 (2007: $10,200); (iv) interest expense of $23,617 (2007: $-0-); (v) legal and accounting $248,746 (2007: $27,838); (vi) management fees of $152,600 (2007: $152,600 (2007: $18,000);  (vii) marketing and promotion of $36,760 (2007: $-0-); (viii) mineral property development expenditures of $7,804 (2007: $-0-); (ix) office and miscellaneous of $27,397 (2007: $1,782);
(x) rent of $7,542 (2007: $6,000); and (xi) transfer agent fees of $4,209 (2007:
800).

Expenses incurred during fiscal year ended February 29, 2008 compared to fiscal year ended February 28, 2007 increased primarily due to the increased scale and scope of business operations relating to the acquisition of our interest in the Nose Rock Property and the Dalton Pass Property. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during fiscal year ended February 29, 2008 was ($15,075,151) compared to a net less of ($64,770) during fiscal year ended February 28, 2007. The weighted average number of shares outstanding was 53,114,549 for fiscal year ended February 29, 2008 (as increased in accordance with the June 2007 and March 2008 Forward Stock Split) compared to 60,937,500 for fiscal year ended February 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED FEBRUARY 29, 2008

As at fiscal year ended February 29, 2008, our current assets were $336,260 and our current liabilities were $441,733, which resulted in a working capital deficiency of ($105,473). As at fiscal year ended February 29, 2008, current assets were comprised of $336,260 in cash and cash equivalents. As at fiscal year ended February 28, 2007, current liabilities were comprised of: (i) $35,316 in accounts payable and accrued liabilities; (ii) $21,800 due to related parties; and (iii) $384,617 in related party promissory note payable.

As at fiscal year ended February 29, 2008, our total assets were $336,260 comprised entirely of current assets. The increase in total assets during fiscal year ended February 29, 2008 from fiscal year ended February 28, 2007 was primarily due to the increase in cash and cash equivalents.

As at fiscal year ended February 29, 2008, our total liabilities were $441,733 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended February 29, 2008 from fiscal year ended February 28, 2007 was primarily due to the increase in accounts payable and accrued liabilities and loan payable. See " - Material Commitments."

Stockholders' equity (deficit) increased from ($30,322) for fiscal year ended February 28, 2007 to ($105,473) for fiscal year ended February 29, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For fiscal year ended February 29, 2008, net cash flows used in operating activities was
($528,778) consisting primarily of a net loss of ($15,075,151). Net cash flows used in operating activities was adjusted by $14,500,000 for write down of
mineral  property   acquisition  costs  and  $23,617  for  accrued  interest  on shareholders loan. Net cash flows used in operating activities was further changed by $23,656 in increase of accounts payable and accrued liabilities, $300 in increase in prepaid expenses and ($1,200) in decrease due to related parties. For fiscal year ended February 28, 2007, net cash flows used in operating activities was ($9,560) consisting primarily of a net loss of ($64,770), and adjusted by $24,000 in contributions to capital by related parties. Net cash flows used in operating activities was further changed by increase of $22,500 due to related parties, $9,010 in increase in accounts payable and accrued liabilities and $300 increase in prepaid expenses.

CASH FLOWS FROM INVESTING ACTIVITIES

For fiscal year ended February 29, 2008, net cash flows used in investing activities was ($500,000) consisting of acquisition of mineral property interest. For fiscal year ended February 28, 2007, net cash flows used in investing activities was $-0-.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended February 29, 2008, net cash flows provided from financing activities was $1,361,000 compared to $-0- for fiscal year ended February 28, 2007. Cash flows from financing activities for fiscal year ended February 29, 2008 consisted primarily of $361,000 in advances from related parties and $1,000,000 from common shares issued for cash.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) possible drilling initiatives on current properties and future properties; and
(iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

During fiscal year ended February 29, 2008, we engaged in the 2008 Private Placement pursuant to which we raised $1,000,000.

MATERIAL COMMITMENTS

A material commitment during fiscal year 2008/2009 is the aggregate amount of $384,617 due and owing to one of our shareholders. On June 4, 2007, we issued a promissory note to the shareholder in the principal amount of $250,000 at an interest rate of 10% per annum. During fiscal year ended February 29, 2008, the shareholder advanced to us an additional $85,000 at an interest rate of 10% per annum. Thus, as of the date of this Annual Report, an aggregate of $384,617 is due and owing consisting of principal and interest in the amount of $361,000 and $23,617, respectively. The amount is unsecured and has no set terms of repayment. See "Part III. Item 12. Certain Relationships and Related Transaction and Director Independence. "

As of the date of this Annual Report, and other than our obligations to be incurred under the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement, we do not have any other material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 29, 2008 and February 28, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of our first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of February 29, 2008, we have not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASURE ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us is the fiscal year beginning March 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 but do not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have determined that the adoption of FIN 48 did not have any material impact on our results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED MAY 20, 2008.

BALANCE SHEETS AS AT FEBRUARY 29, 2008 AND FEBRUARY 28, 2007.

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 AND FOR THE PERIOD FROM OCTOBER 11, 2004 (INCEPTION) TO FEBRUARY 29, 2008.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIENCY) FOR THE PERIOD FROM OCTOBER 11, 2004 (INCEPTION) TO FEBRUARY 29, 2008.

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 AND FOR THE PERIOD FROM OCTOBER 11, 2004 (INCEPTION) TO FEBRUARY 29, 2008.

NOTES TO FINANCIAL STATEMENTS.

                          URANIUM INTERNATIONAL CORP.
                        (FORMERLY NU-MEX URANIUM CORP.)
                         (AN EXPLORATION STAGE COMPANY)


                              Financial Statements
                          (Expressed in U.S. Dollars)
                                29 FEBRUARY 2008

JAMES STAFFORD
________________________________________________________________________________
                                                           James Stafford, Inc.*
                                                           Chartered Accountants
                                                Suite 350 - 1111 Melville Street
                                                     Vancouver, British Columbia
                                                                  Canada V6E 3V6
                                                       Telephone +1 604 669 0711
                                                      Facsimile + 1 604 669 0754
                                *Incorporated professional, James Stafford, Inc.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)

We have audited the balance sheets of URANIUM INTERNATIONAL CORP. as at 29 February 2008 and 28 February 2007 and the related statements of operations, cash flows and changes in stockholders' deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 29 February 2008 and 28 February 2007 and the results of its operations, cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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





                                                              /s/ JAMES STAFFORD
Vancouver, Canada                                          CHARTERED ACCOUNTANTS
20 May 2008


URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Balance Sheets
(Expressed in U.S. Dollars)
____________________________________________________________________________________________________

                                                                             AS AT             AS AT
                                                                       29 FEBRUARY       28 FEBRUARY
                                                                              2008              2007
                                                                                 $                 $

ASSETS

CURRENT
Cash and cash equivalents                                                  336,260             4,038
Prepaid expenses                                                                 -               300
                                                                       ___________       ___________

                                                                           336,260             4,338
                                                                       ===========       ===========

LIABILITIES

CURRENT
Accounts payable and accrued liabilities (Note 4)                           35,316            11,660
Due to related parties (Note 5)                                             21,800            23,000
Related party promissory note payable (Note 6)                             384,617                 -
                                                                       ___________       ___________

                                                                           441,733            34,660
                                                                       ___________       ___________

STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK (Note 7)
Authorized
   375,000,000 common shares, par value $0.001 (Note 7)
Issued and outstanding
   28 February 2007 - 60,937,500 common shares, par value $0.001
   29 February 2008 - 54,037,500 common shares, par value $0.001            54,038            60,938
ADDITIONAL PAID-IN CAPITAL                                              14,812,778           (11,038)
WARRANTS
                                                                           183,084                 -
DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE                      (15,155,373)          (80,222)
                                                                       ___________       ___________

                                                                          (105,473)          (30,322)
                                                                       ___________       ___________

                                                                           336,260             4,338
                                                                       ___________       ___________



NATURE AND CONTINUANCE OF OPERATIONS (Note 1), COMMITMENTS (Note 10) and SUBSEQUENT EVENTS (Note 11)



ON BEHALF OF THE BOARD:



                              Director                                  Director
______________________________            ______________________________
Richard Cherry                            Henry Martyn Fowlds



   The accompanying notes are an integral part of these financial statements.



URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Statements of Operations
(Expressed in U.S. Dollars)
_________________________________________________________________________________________________________

                                                     FOR THE PERIOD
                                                   FROM THE DATE OF
                                                    INCEPTION ON 11       FOR THE YEAR       FOR THE YEAR
                                                    OCTOBER 2004 TO           ENDED 29           ENDED 28
                                                        29 FEBRUARY           FEBRUARY           FEBRUARY
                                                               2008               2008               2007
                                                        (UNAUDITED)
                                                                  $                  $                  $

EXPENSES
Write down of mineral property acquisition
   costs (Note 3)                                     14,500,000           14,500,000                  -
Bank charges and interest                                  3,256                2,976                150
Consulting fees                                           73,700               63,500             10,200
Interest expense                                          23,617               23,617                  -
Legal and accounting                                     283,801              248,746             27,838
Management fees (Note 5)                                 170,600              152,600             18,000
Marketing and promotion                                   36,760               36,760                  -
Mineral property development expenditures                 14,119                7,804                  -
Office and miscellaneous                                  30,744               27,397              1,782
Rent                                                      13,542                7,542              6,000
Transfer agent fees                                        5,234                4,209                800
                                                      ___________________________________________________

NET LOSS FOR THE PERIOD                               15,155,373           15,075,151             64,770
                                                      ===================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                                        (0.284)            (0.001)
                                                                           ==============================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   USED IN PER SHARE CALCULATIONS                                          53,114,549         60,937,500
                                                                           ==============================

   The accompanying notes are an integral part of these financial statements.



URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Statements of Cash Flows
(Expressed in U.S. Dollars)
_________________________________________________________________________________________________________

                                                     FOR THE PERIOD
                                                   FROM THE DATE OF
                                                    INCEPTION ON 11       FOR THE YEAR       FOR THE YEAR
                                                    OCTOBER 2004 TO           ENDED 29           ENDED 28
                                                        29 FEBRUARY           FEBRUARY           FEBRUARY
                                                               2008               2008               2007
                                                        (UNAUDITED)
                                                                  $                  $                  $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                              (15,155,373)         (15,075,151)           (64,770)
  Adjustments to reconcile loss to net cash
  used by operating activities
    Accrued interest on shareholders loan                 23,617               23,617                  -
    Contributions to capital by related parties           24,000                    -             24,000
    Write down of mineral property acquisition
    costs
    (Note 3)                                          14,500,000           14,500,000                  -
 Changes in operating assets and liabilities
    Decrease (increase) in prepaid expenses                    -                  300               (300)
    Increase in accounts payable and accrued
    liabilities                                           35,316               23,656              9,010
    Increase (decrease) in due to related parties         21,800               (1,200)            22,500
                                                      ___________________________________________________
                                                        (550,640)            (528,778)            (9,560)
                                                      ___________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties                            361,000              361,000                  -
Common shares issued for cash                          1,025,900            1,000,000                  -
                                                      ___________________________________________________
                                                       1,386,900            1,361,000                  -
                                                      ___________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property interests (Note 3)      (500,000)            (500,000)                 -
                                                      ___________________________________________________

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         336,260              332,222             (9,560)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 -                4,038             13,598
                                                      ___________________________________________________
CASH AND CASH EQUIVALENTS, END OF PERIOD                 336,260              336,260              4,038
                                                      ===================================================

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH
FLOWS (Note 9)


   The accompanying notes are an integral part of these financial statements.



URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Statement of Changes in Stockholders' Equity (Deficiency)
(Expressed in U.S. Dollars)
__________________________________________________________________________________________________________________________
                                                                                                 DEFICIT,
                                                                    ADDITIONAL                 DURING THE    SHAREHOLDERS'
                                            NUMBER OF    CAPITAL       PAID-IN                DEVELOPMENT           EQUITY
                                        SHARES ISSUED      STOCK       CAPITAL    WARRANTS          STAGE     (DEFICIENCY)
                                                               $             $           $              $                $

BALANCE AT 11 OCTOBER 2004
(INCEPTION)                                      -             -             -           -              -                -
   Common shares issued for cash
   ($0.00013 per share) -
   29 November 2004 (Note 7)              30,000,000      30,000       (26,000)          -              -            4,000
   Common shares issued for cash
   ($0.00013 per share) - 10 January
   2005 (Note 7)                          18,000,000      18,000       (15,600)          -              -            2,400
   Common shares issued for cash
   ($0.0013 per share) - 21 January
   2005 (Note 7)                          11,250,000      11,250         3,750           -              -           15,000
   Common shares issued for cash
   ($0.0013 per share) - 25 January
   2005 (Note 7)                           1,500,000       1,500           500           -              -            2,000
   Common shares issued for cash
   ($0.013 per share) - 1 February
   2005 (Note 7)                             187,500         188         2,312           -              -            2,500
   Net loss for the period                         -           -             -           -         (3,051)          (3,051)
                                         _________________________________________________________________________________

BALANCE AT 28 FEBRUARY 2005               60,937,500      60,938       (35,038)          -         (3,051)          22,849
   Net loss for the year                           -           -             -           -        (12,401)         (12,401)
                                         _________________________________________________________________________________

BALANCE AT 28 FEBRUARY 2006               60,937,500      60,938       (35,038)          -        (15,452)          10,448
   Contributions to capital by
   related parties                                 -           -        24,000           -              -           24,000
   Net loss for the year                           -           -             -           -        (64,770)         (64,770)
                                         _________________________________________________________________________________

BALANCE AT 28 FEBRUARY 2007               60,937,500      60,938       (11,038)          -        (80,222)         (30,322)
   Restricted common shares
   returned and cancelled - May
   30, 2007                              (15,000,000)    (15,000)       15,000           -              -                -
   Common shares issued per
    Strathmore Option Agreement -
   14 September 2007 ($1.87 per
   share) (Notes 3 and 7)                  7,500,000       7,500    13,992,500           -              -       14,000,000
   Common shares issued for cash
   ($1.67 per share) - 26
   February 2008 (Note 7)                    600,000         600       816,316           -              -          816,916
   Warrants granted for cash - 26
   February 2008 (Note 7)                          -           -             -     183,084              -          183,084
   Net loss for the year                           -           -             -           -    (15,075,151)     (15,075,151)
                                         _________________________________________________________________________________

BALANCE AT 29 FEBRUARY 2008               54,037,500      54,038    14,812,778     183,084    (15,155,373)        (105,473)
                                         =================================================================================

   The accompanying notes are an integral part of these financial statements.


URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

1.       NATURE AND CONTINUANCE OF OPERATIONS

         Uranium International Corp. (the "Company") was incorporated under the laws of the State of Nevada on 11 October 2004 to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On 24 May 2007 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Ancor Resources, Inc.) would merge with its newly incorporated and wholly-owned subsidiary, Nu-Mex Uranium Corp. ("Nu-Mex"). This merger became effective as of 4 June 2007 and the Company, being the surviving entity, changed its name to Nu-Mex Uranium Corp. On February 26, 2008 Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Nu-Mex) would merge with its newly incorporated and wholly-owned subsidiary, Uranium International Corp. ("NewCo"). This merger became effective as of March 11, 2008 and the Company, being the surviving entity, changed its name to Uranium International Corp. The Company intends to engage in the acquisition and exploration of uranium mining properties. The Company is in the exploration stage and its operations principally involve research and development, market analysis, property evaluation and other business planning activities, and no revenue has been generated to date.

         Nu-Mex was incorporated June 4, 2007 and NewCo was incorporated March 11, 2008, both under the laws of the State of Nevada as then wholly-owned subsidiaries of the Company and at no time had any assets, liabilities or operations. Nu-Mex and NewCo were incorporated for the purposes of completing the merger and accordingly these transactions do not constitute a business combination and have no impact on the Company's financial position or results of operations.

         Effective June 6, 2007 the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company's common stock. Further, On March 11, 2008 the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company's common stock (Note 7). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

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

         The Company's financial statements as at 29 February 2008 and for the periods then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $15,075,151 for the year ended 29 February 2008 (28 February 2007 - $64,770) and has working capital deficit of $105,473 at 29 February 2008 (28 February 2007 - $30,322). The Company
         requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

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

         MINERAL PROPERTY COSTS

         The Company has been in the exploration stage since its formation on 11 October 2004 and has not yet realized any revenues from its planned operations

         Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

         Mineral property exploration costs are expensed as incurred.

         Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

         As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs (Note 3).

         Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COMPREHENSIVE LOSS

         SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 29 February 2008, the Company has no items that represent a comprehensive loss. Accordingly, comprehensive loss is equal to net loss for all periods presented and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

         START-UP EXPENSES

         The Company has adopted Statement of Position No. 98-5, "REPORTING THE COSTS OF START-UP ACTIVITIES", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 11 October 2004 to 29 February 2008.

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

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

         In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

         In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to March 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

         In February  2007,  the  Financial  Accounting  Standards  Board issued
         Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of February 29, 2008, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASURE" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
         (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

         In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 during the year did not have any material impact on the Company's results of operations or financial position.

3.       MINERAL PROPERTIES

         (a)  NOSE ROCK PROPERTY

         Further to the Letter of Intent ("LOI") which became effective 18 June 2007, the Board of Directors of the Company approved the Company's entry into an Option and Joint Venture Agreement (the "Agreement") effective 14 September 2007, with Strathmore Resources (US) Inc. ("Strathmore"). The Agreement sets out the terms upon which the Company and Strathmore will explore and, if warranted, develop Strathmore's Nose Rock properties.

         Pursuant to the terms of the Agreement, Strathmore has granted the Company the sole and exclusive right to acquire up to a 65% interest in Strathmore's Nose Rock properties (collectively, the "Property"), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres in consideration of:

         1. The Company paying to Strathmore $250,000 and issuing 7,500,000 common shares in the capital stock of the Company (amounts paid and common shares issued on 14 September 2007 and valued at $14,000,000) (Note 7 and 9), and

         2. The Company incurring a minimum of $44,500,000 in work commitment expenditures on the Nose Rock project in accordance with the following schedule:

               o $1,000,000 work commitment  expenditures to be incurred in each of the first and second years from closing;

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

3.       MINERAL PROPERTIES (CONTINUED)

         (a)  NOSE ROCK PROPERTY (CONTINUED)

               o an additional  $1,500,000  work  commitment  expenditures to be incurred in the third year from closing;

               o an additional  $10,000,000  work commitment  expenditures to be incurred in each of the fourth, fifth and sixth years from closing; and

               o an additional  $11,000,000  work commitment  expenditures to be incurred in the seventh year from closing.

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

         The acquisition cost of $14,250,000 provided to Strathmore was initially capitalized as a tangible asset. During the year ended 29 February 2008, the Company recorded a write down of mineral property acquisition costs of $14,250,000 related to the Nose Rock Property.

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

         Pursuant to the terms of the Agreement, Strathmore has granted the Company the sole and exclusive right and option to acquire up to a 65% interest in the Property, in consideration of:

         1.    The Company paying  Strathmore  $250,000 (amounts paid on 16 July
               2007) and

         2. The Company incurring a total of $16,750,000 in work commitment expenditures on the Property ("Expenditures"), and additional payments of $1,000,000 in cash or stock to Strathmore in accordance with the following schedule:

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

3.            MINERAL PROPERTIES (CONTINUED)

         (b)  DALTON PASS PROPERTY (CONTINUED)

               o $1,000,000 in Expenditures  Costs plus $250,000 payment in cash or equivalent fair value of common stock on or before 5 October 2008;

               o an  additional  $2,000,000 in  Expenditure  Costs plus $250,000 payment in cash or equivalent fair value of common stock on or before 5 October 2009;

               o an  additional  $2,750,000 in  Expenditure  Costs plus $250,000 payment in cash or equivalent fair value of common stock on or before 5 October 2010;

               o an  additional  $3,000,000 in  Expenditure  Costs plus $250,000 payment in cash or equivalent fair value of common stock on or before 5 October 2011;

               o a further  $4,000,000 in Expenditure  Costs or before 5 October
                 2012;

               o a further  $4,000,000 in Expenditure  Costs or before 5 October
                 2013.

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

         The acquisition cost of $250,000 paid to Strathmore was initially capitalized as a tangible asset. During the year ended 29 February 2008, the Company recorded a write down of mineral property acquisition costs of $250,000 related to the Dalton Pass Property.

         (c)  BRITISH COLUMBIA PROPERTY

         Pursuant to a mineral property staking and purchase agreement (the "Agreement") dated 28 January 2005, the Company agreed to acquire a 100% undivided right, title and interest in a gold/silver/copper mineral claim unit (the "Claims"), located in the Alberni Mining Division of British Columbia, Canada for a cash payment of $2,015. The Company has decided not to proceed with this property and has no ongoing obligations related thereto.

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

3.       MINERAL PROPERTIES (CONTINUED)

         (d) NWT ARRANGEMENT AGREEMENT

         On 20 December 2007, the Company entered into an arrangement agreement (the "Arrangement Agreement") with NWT Uranium Corp. ("NWT"), pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares of common stock of NWT through a court-approved plan of arrangement (the "Arrangement").

         The Board of Directors of NWT has unanimously recommended that NWT shareholders vote in favor of the Arrangement. The NWT Board has also received an opinion supporting the fairness of the consideration to be received by the NWT.

         On February 13, 2008 as a result of market circumstances the companies have mutually agreed to terminate the arrangement. NWT and Uranium International Corp. have signed a termination and mutual release agreement pursuant to which each party released the other from all liabilities and obligations relating to the proposed arrangement.


4.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.       DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

         The balance due to related parties of $21,800 at 29 February 2008 (28 February 2007 - $23,000) is due to shareholders of the Company and is unsecured, non-interest bearing and payable on demand.

         During the year ended 29 February 2008, the Company entered into the following transactions with related parties:

         i. Paid or accrued management fees of $10,000 (28 February 2007 - $Nil) each to two directors of the Company.

         ii. Paid or accrued management fees of $1,800 (28 February 2007 - $Nil) to a director and chief financial officer of the Company.

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

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

6.       RELATED PARTY PROMISSORY NOTE

         The related party promissory note payable of $384,617 at 29 February 2008 consists of principal and accrued interest payable of $361,000 and $23,617 respectively. These amounts are unsecured, bear interest at 10% per annum and have no set terms of repayment. On 4 June 2007 the Company signed a promissory note with a shareholder of the Company for $250,000 at a rate of 10% per annum. During the year, the same shareholder advanced the Company an additional $85,000 at a rate of 10% per annum.

7.       CAPITAL STOCK

         AUTHORIZED

         The total authorized capital is 375,000,000 common shares with par value of $0.001 per share. On June 4, 2007 the Company increased the authorized share capital of the Company from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share.

         ISSUED AND OUTSTANDING

         On June 4, 2007, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 5 new common shares for 1 old common share. On February 26, 2008, and effective March 11, 2008, the directors of the Company approved a special resolution to undertake a further forward split of the common stock of the Company on a basis of 1.5 new common shares for 1 old share.

         All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 5:1 forward stock split on June 4, 2007 and the 1.5:1 forward split on March 11, 2008 have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

         The total issued and outstanding capital stock is 54,037,500 common shares with par value of $0.001 per share. The Company's common stock issuances to date are as follows:

         i. On 29 November 2004, 30,000,000 common shares of the Company were issued to an officer and director of the Company for cash proceeds of $4,000.

         ii. On 10 January 2005, 18,000,000 common shares of the Company were issued for cash proceeds of $2,400.

         iii. On 21 January 2005, 11,250,000 common shares of the Company were issued for cash proceeds of $15,000.

         iv. On 25 January 2005, 1,500,000 common shares of the Company were issued for cash proceeds of $2,000.

         v. On 1 February 2005, 187,500 common shares of the Company were issued for cash proceeds of $2,500.

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

7.       CAPITAL STOCK (CONTINUED)


         ISSUED AND OUTSTANDING (CONTINUED)

         vi. On 30 May 2007, 15,000,000 restricted common shares of the company were returned and subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder.

         vii. On 14 September 2007, 7,500,000 common shares of the Company's were issued to Strathmore in accordance with the terms of the Option and Joint Venture Agreement. These common shares were valued at $14,000,000 (Note 3(a)).

         viii. On 26 February 2008, the Company issued 600,000 units at a price of $1.67 per unit for proceeds of $1,000,000. Each unit consists of one common share and one half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $2.00 up to 26 February 2009. As at 29 February 2008, all of the related warrants in this series remain outstanding.

         SHARE PURCHASE WARRANTS

         The following share purchase warrants were outstanding at 29 February 2008

                        EXERCISE                                REMAINING
                           PRICE            NUMBER       CONTRACTUAL LIFE
                               $       OF WARRANTS                (YEARS)


         Warrants         2.00           300,000               0.99
                                         _______
                                         300,000
                                         =======

         The following is a summary of warrant activities during the years ended 29 February 2008 and 28 February 2007:

                                            NUMBER OF         WEIGHTED AVERAGE
                                             WARRANTS           EXERCISE PRICE
                                                                             $

         Outstanding and exercisable
            at 1 March 2006                         -                        -
         Granted                                    -                        -
         Exercised                                  -                        -
         Expired                                    -                        -
                                           __________

         Outstanding and exercisable
            at 28 February 2007                     -                        -
                                           ==========       ==================

         Weighted average fair value
            of warrants granted
            during the year                                                  -
                                                            ==================

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

                                            NUMBER OF         WEIGHTED AVERAGE
                                             WARRANTS           EXERCISE PRICE
                                                                             $

         Outstanding and exercisable
            at 1 March 2007                         -                        -

         Granted
                                              300,000                     2.00
         Exercised                                  -                        -
         Expired                                    -                        -
                                           __________

         Outstanding and exercisable
            at 29 February 2008               300,000                     2.00
                                           ==========       ==================

         Weighted average fair value
         of warrants granted during
         the year                                                         0.61
                                                            ==================

         The weighted average grant date fair value of warrants issued during the year ended 29 February 2008, amounted to $0.61 per warrant (28 February 2007 - $Nil per warrant). The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                 2008       2007

         Risk free interest rate                4.10%          -
         Expected life                         1 Year          -
         Annualized volatility                 74.54%          -
         Expected dividends                         -          -

         STOCK OPTIONS

         During the year ended 29 February 2009 the Company has not granted any stock options and has not recorded any stock-based compensation.

         Subsequent to year end, the Company implemented a stock option plan and granted 2,750,000 options at $1.75 per share to certain officers and directors of the Company (Note 11)

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

8.       INCOME TAXES

         The Company has losses carried forward for income tax purposes to 29 February 2008. There are no current or deferred tax expenses for the year ended 29 February 2008 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.


         The provision for refundable federal income tax consists of the following:

                                                 FOR THE YEAR       FOR THE YEAR
                                                     ENDED 29           ENDED 28
                                                FEBRUARY 2008      FEBRUARY 2007
                                                _____________      _____________
Deferred tax asset attributable to:
Current operations                                  5,125,551            27,377
Contributions to capital by related parties                 -            (8,160)
                                                   (5,125,551)
Less: Change in Valuation allowance                                    (19,217)
                                                   __________          _______
Net refundable amount                                       -                -
                                                   __________          _______

         The composition of the Company's deferred tax assets as at 29 February 2008 and 28 February 2007 are as follows:

                                                     AS AT 29           AS AT 28
                                                FEBRUARY 2008      FEBRUARY 2007
                                                            $                  $


Net operating loss carry-forward                   15,131,373            56,522

Statutory federal income tax rate                          34%               34%
Effective income tax rate                                   0%                0%
Deferred tax assets                                 5,144,667            19,217

Less: Valuation Allowance                          (5,144,667)          (19,217)
                                                   __________           _______
Net Deferred Tax Assets                                     -                 -
                                                   __________           _______

         The potential income tax benefit of these losses has been offset by a full valuation allowance.

         As at 29 February 2008, the Company has an unused net operating loss carry forward balance of approximately $15,131,373 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2025 and 2028.

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

9.       SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

                               FOR THE PERIOD
                                FROM THE DATE
                                 OF INCEPTION     FOR THE YEAR     FOR THE YEAR
                                ON 11 OCTOBER         ENDED 29         ENDED 28
                                   2004 TO 29         FEBRUARY         FEBRUARY
                               FEBRUARY  2008             2008             2007
                                            $                $                $

Cash paid for interest                     -                 -                -
Cash paid for income taxes                 -                 -                -

         During the year ended 28 February 2007, an officer, director and stockholder of the Company made contributions to capital for management fees and rent in the amounts of $18,000 and $6,000 respectively.

         During the year ended 29 February 2008, the Company issued 7,500,000 common shares valued at 14,000,000 for the acquisition of the mineral property interests (Note 3).

10.      COMMITMENTS

         On 24 August 2007, the Company agreed to pay two directors of the Company consulting fees of $10,000 per month each on a month to month basis and to pay the Company's Chief Financial Officer fees of $1,800 per month on a month to month basis (Note 5).

11.      SUBSEQUENT EVENTS

         The following events occurred subsequent to 29 February 2008:

         i. Effective April 1, 2008 the Company entered into an executive service agreement with Cleary Petroleum and Richard M. Cherry. In accordance with the terms and provisions of the Executive Agreement, Mr. Cherry through Cleary Petroleum will provide to the Company such services as required relating to his executive position as the President and Chief Executive Officer of the Company. In accordance the Company shall pay to Cleary Petroleum a monthly fee of $25,000 and grant to Mr. Cherry 1,000,000 stock options exercisable at $1.75 per share for a ten year period. The Executive Agreement may be terminated by either party upon thirty days notice.

         ii. On April 2, 2008 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine (Note 7).

URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
29 FEBRUARY 2008
________________________________________________________________________________

11.      SUBSEQUENT EVENTS (CONTINUED)

         iii. On April 2, 2008, pursuant to the stock option plan, the Company granted 2,750,000 options at an exercise price of $1.75 to certain officers and directors of the company with an exercisable period of 10 years (Note 7).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant from inception to current date is James Stafford, Inc. ("Stafford"), Chartered Accountants, Suite 350 - 1111 Melville Street, Vancouver, British Columbia, Canada V6E 3V6. The report of Stafford on our financial statements for fiscal year ended February 29, 2008 and February 28, 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During fiscal year ended February 28, 2007, there were no disagreements between us and Stafford, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Stafford, would have caused Stafford to make reference thereto in its report on our audited financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Richard M. Cherry, our Chief Executive Officer ("CEO") and Henry Martyn Fowlds, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008. Based on that evaluation, Messrs. Cherry and Fowlds concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive

Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2008. When established, the audit committee's primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 8A(T)

Not applicable.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:


NAME                      AGE       POSITION WITH THE COMPANY

Richard Cherry             57       President/Chief Executive Officer and a
                                    Director

Henry Martyn Fowlds        68       Secretary/Treasurer, Chief Financial Officer
                                    and a Director

Jas Butalia                58       Director

James Douglas Brown        55       Director

Ganpat Mani                60       Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

RICHARD M. CHERRY. Mr. Cherry has been our President/Chief Executive Officer since April 1, 2008 and a director since August 27, 2007. Mr. Cherry has over thirty-four years of experience in the nuclear industry, having worked for multiple companies in areas of uranium mining, production, conversion, marketing and nuclear power generation. Mr. Cherry currently consults to the uranium industry. From 2000 through 2006, Mr. Cherry was the president and chief executive officer of Cotter Corporation and Nuclear Fuels Corporation, which are both affiliates of General Atomics Corporation. Mr. Cherry was responsible for all aspects of mining and milling operations in Colorado, including uranium and vanadium production. He was also responsible for the worldwide uranium marketing efforts of all uranium producted by Cotter Corporation and Nuclear Fuels Corporation to customers in the United States, Japan and Europe. From 1997 through 2000, Mr. Cherry served as the vice president of ConverDyn and Nuclear Fuels Corporation. ConverDyn is a joint venture between Honeywell International and General Atomics formed to market uranium conversion services to large electrical utilities worldwide. From 1993 to 1997, Mr. Cherry served as the executive vice president of UG U.S.A., Inc. UG U.S.A. is the U.S. subsidiary of the German uranium trading company, Urangesellschaft mbH based in Frankfurt, which trades all forms of nuclear fuel. From 1986 to 1993, Mr. Cherry served as the regional director (Far East) of Sequoyah Fuels Corporation, marketing their uranium conversion services to clients in Japan, South Korea and Taiwan. From 1973 to 1986, Mr. Cherry held various engineering and management positions with Kansas Gas and Electric Company, where he was responsible for the commercial and technical areas required to secure nuclear fuel for the Wolf Creek Generating Station near Burlington, Kansas.

Mr. Cherry holds an M.S. in Mechanical Engineering from Wichita State University and a B.S. in Engineering Physics from the University of Oklahoma. He is a licensed Professional Engineer in the State of Kansas.

HENRY MARTYN FOWLDS. Mr. Fowlds has been our Secretary/Treasurer and Chief Financial Officer and a director since August 28, 2007. Mr. Fowlds has over forty years of experience in the public financial markets. Mr. Fowlds worked as a registered stockbroker for thirty-seven years, beginning with Merit Investment Corp. in Toronto, Canada in 1965. He relocated to Vancouver, Canada in 1980 in order to establish the west coast offices for Merit. In 1990, Mr. Fowlds joined the brokerage firm of Georgia Pacific Securities. Mr. Fowlds served as Vice President and sales manager of Georgia Pacific Securities in Vancouver until 2003, when he left the brokerage business to pursue a senior management role working for public companies in the resources and mining sector. Mr. Fowlds joined Dentonia Resources Ltd. as Vice President and Director in 2004. Dentonia is a Canadian mineral exploration company traded on the TSX Venture Exchange. Since late 2004, he has also served as the Vice President and Director of Vangold Resources Ltd., a Canadian natural resource company traded on the TSX Venture Exchange.

JAS BUTALIA. Mr. Butalia has been a director since July 23, 2007. Mr. Butalia has over twenty-five years experience involving Canadian and international tax consultation and planning including, but not limited to, corporate and personal taxation, mergers and acquisitions, U.S. taxation, structuring of inbound and outbound transactions, and structuring of tax planning for individuals pertaining to offshore structures. Mr. Butalia was a tax consultation practitioner from 1976 to 2003 with BDO Dunwoody LLP, where he was a partner from 1979. During January 2004 Mr. Butalia retired from BDO Dunwoody LLP, and he currently practices as an independent tax consultant. Mr. Butalia served four years on the tax committee of BDO Dunwoody LLP, including as chairman, and also served four years on the tax committee of the Institute of Chartered Accountants of British Columbia. He has authored a paper for the British Columbia Tax Conference hosted by the Canadian Tax Foundation, has written income tax courses and presented seminars for the Professional Development program of the Instituted Chartered Accountants of British Columbia and the Institute of Chartered Accountants of Alberta, and has been a tutorial leader for over five years at the School of Chartered Accountancy of the Institute of Chartered Accountants of British Columbia. Mr. Butalia received a degree from the Institute of Chartered Accountants of British Columbia in 1974 and from the Institute of Chartered Accountants of Alberta in 1989. Mr. Butalia also serves on the board of directors of Beaumont Select Corporation, currently trading on the TSX stock exchange in Canada. In addition, Mr. Butalia has served as a director and as the Chief Financial Officer of Zoro Mining Corp., a reporting company, since May 2007.

JAMES DOUGLAS BROWN. Mr. Brown has been a director since August 2, 2007. Mr. Brown possesses over thirty-five years of investment banking experience. Mr. Brown began his banking career as a financial analyst with JP Morgan in London and New York. During the period from 1982 to 1997, Mr. Brown served with Citigroup and Banque Indosuez, focusing on transactions related to the Middle East. Since 1997, he has actively participated in the creation and management of hedge fund opportunities. Currently, Mr. Brown is a principal of Grasmere Limited, a privately held advisory company, which specializes in distribution of hedge funds and corporate finance. In addition, Mr. Brown serves as a director of the following entities: LIM Asia Arbitrage Fund, a large Asian hedge fund; Eastern Capital Fund, a Russian equity fund; Lund Gold Ltd., a junior gold exploration company (LGD:TSX-V); and, since March 2007, Endeavor Energy Corporation (formerly Dujour Products, Inc.), an oil and gas exploration company (ENEC:OTCBB). He also serves on the Advisory Board of Pacific Asia China Energy Inc. (PCE:TSX-V). From July 2003 until June 2007, Mr. Brown served as a director of Inyx, Inc. (IYXI:OTCBB), a specialty pharmaceutical company. Since 2005, Mr. Brown has served as a director of Quest Oil Corporation (QOIL:OTCBB). Mr. Brown holds a law degree from Edinburgh University.

GANPAT MANI. Mr. Mani has been a director since August 27, 2007. From 1994 to 2007, Mr. Mani held several senior marketing positions with ConverDyn (a joint venture between Honeywell International and General Atomics Corporation), culminating in his role as Senior Vice President of ConverDyn. Mr. Mani was responsible for maintaining relationships with major nuclear utilities in Asia, Europe and the United States as well as with enrichers in Europe and the United States. Mr. Mani managed agents in the Far East and prepared position papers and draft legislative language for, and represented the company president in, meetings with U.S. government departments (Commerce, Energy and State) and industry trade organizations (ESA, NEI, WNA, WNFM, WNTI).

From 1987 to 1994, Mr. Mani was Business Manager for Allied Signal, where he was responsible for global sales, marketing, technical support and research and development for a line of inorganic fluorinated products. Prior to his employment with Allied Signal, Mr. Mani held a variety of positions with Allied Chemical in the areas of financial management, applications development, strategic planning and business development. Mr. Mani holds an MBA from Rutgers University, New Jersey and a Bachelor of Technology Degree in Metallurgical Engineering from Loughborough University, UK.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended February 29, 2008 (the "Named Executive Officer"). Our current officers/directors are not included in the Summary Compensation Table since their respective appointment dates occurred simultaneous with or subsequent to fiscal year ended February 29, 2008.



SUMMARY COMPENSATION TABLE

__________________________________________________________________________________________________________________________

                                                                                  Non-Qualified
                                                                  Non-Equity        Deferred
Name and                                      Stock    Option   Incentive Plan    Compensation     All Other
Principal                   Salary    Bonus   Awards   Awards    Compensation       Earnings       Compensation     Total
Position          Year      ($) (1)    ($)     ($)      ($)          ($)               ($)         ($)             ($) (2)
__________________________________________________________________________________________________________________________

Michael Sweeney,       2007/2008      $ -0-   -0-      -0-      -0-               ---              ---              ---
President/CEO             (1)

D. Bruce Horton,
President/CEO          2007/2008      $-0-    -0-      -0-      -0-               ---              ---              ---
                          (2)
__________________________________________________________________________________________________________________________

(1) Michael Sweeney resigned as our President/Chief Executive Office effective as of August 28, 2007.

(2) D. Bruce Horton was appointed as our interim President/Chief Executive Officer effective as of August 28, 2007 and resigned effective as of April 1, 2008.


STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED FEBRUARY 29, 2008

The following table sets forth information as at February 29, 2008 relating to options that have been granted to the Named Executive Officer:



                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                 OPTION AWARDS                                                      STOCK AWARDS
                                                                                                                 Equity
                                                                                                                 Incentive
                                                                                                    Equity       Plan
                                                                                                    Incentive    Awards:
                                           Equity                                                   Plan         Market or
                                           Incentive                                                Awards:      Payout
                                           Plan                                           Market    Number of    Value of
                                           Awards:                                        Value of  Unearned     Unearned
               Number of    Number of      Number of                          Number of   Shares    Shares,      Shares,
               Securities   Securities     Securities                         Shares or   or Units  Units or     Units or
               Underlying   Underlying     Underlying                         Units of    of Stock  Other        Other
               Unexercised  Unexercised    Unexercised  Option                Stock That  That      Rights That  Rights That
               Options      Options        Unearned     Exercise  Option      Have Not    Have Not  Have Not     Have Not
               Exercisable  Unexercisable  Options      Price     Expiration  Vested      Vested    Vested       Vested
Name               (#)          (#)            (#)        ($)     Date        (#)         ($)       (#)          (#)
____________________________________________________________________________________________________________________________

Michael Sweeney,    -0-         -0-            -0-         -0-       n/a         -0-         -0-         -0-       -0-
President/CEO

D. Bruce Horton,
President/CEO       -0-         -0-            -0-         -0-       n/a         -0-         -0-         -0-       -0-



The following table sets forth information relating to compensation paid to our directors during fiscal year ended February 29, 2008:



DIRECTOR COMPENSATION TABLE
                                                                             Change in
                                                                             Pension
                                                                             Value and
                    Fees                                 Non-Equity          Nonqualified
                    Earned or                            Incentive           Deferred                All
                    Paid in       Stock      Option      Plan                Compensation           Other
                    Cash          Awards     Awards      Compensation        Earnings            Compensation        Total
Name                  ($)          ($)         ($)             ($)               ($)                  ($)              ($)
__________________________________________________________________________________________________________________________

Michael Sweeney (1)      -0-     -0-          -0-          -0-                -0-                 -0-                   -0-
Jim Callaghan (1)        -0-     -0-          -0-          -0-                -0-                 -0-                   -0-
Allan Beaton (1)         -0-     -0-          -0-          -0-                -0-                 -0-                   -0-
D. Bruce Horton(2)       -0-     -0-          -0-          -0-                -0-                 -0-                   -0-
Jas Butalia              -0-     -0-          -0-          -0-                -0-                 -0-                   -0-
James Douglas Brown      -0-     -0-          -0-          -0-                -0-                 -0-                   -0-
Richard M. Cherry    $60,000     -0-          -0-          -0-                -0-                 -0-               $60,000
Ganpat Mani          $60,000     -0-          -0-          -0-                -0-                 -0-               $60,000
Henry Fowlds         $10,800     -0-          -0-          -0-                -0-                 -0-               $10,800

(1)  Messrs.  Sweeney,  Callghan  and Beaton  resigned as members of the Board of
     Directors  effective August 28, 2007.
(2)  Mr. Horton resigned as a member of the Board of Directors effective April 1, 2008.


EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have entered into the following contractual agreements with our executive officers or directors.

EXECUTIVE SERVICES  AGREEMENT

On April 1, 2008, we entered into an executive services agreement with Cleary Petroleum Corporation, an Oklahoma corporation ("Clearly Petroleum") and Richard
M. Cherry (the "Executive Agreement"). In accordance with the terms and provisions of the Executive Agreement, Mr. Cherry through Cleary Petroleum will provide to us such services as required relating to his executive position as our President and Chief Executive Officer. In accordance with the further terms and provisions of the Executive Agreement, we shall pay to Cleary Petroleum a monthly fee of $25,000.00 and will grant to Mr. Cherry 1,000,000 stock options exercisable at $1.75 per share for a ten year period (which stock options were granted on April 2, 2008). The Executive Agreement may be terminated by either party upon thirty days notice.

On August 24, 2007, we agreed to pay Richard M. Cherry a consulting fee of $10,000 on a month to month basis.

GANPAT MANI

On August 24, 2007, we agreed to pay Ganpat Mani a consulting fee of $10,000 on a month to month basis. HENRY

MARTYN  FOWLDS

On August 24, 2007, we agreed to pay to Henry Fowlds a consulting fee of $1,800 on a month to month basis associated with his executive position as our Chief Financial Officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 54,037,500 shares of common stock issued and outstanding.


                                               AMOUNT AND NATURE OF         PERCENTAGE OF BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER(1)       BENEFICIAL OWNERSHIP(1)              OWNERSHIP

DIRECTORS AND OFFICERS:

Strathmore Resources (U.S.) Ltd.                    7,500,000                         7.95%
2420 Walt Court
Riverton, Wyoming 85201

D. Bruce Horton                                    11,500,000                        21.28%
2443 Alder Street
Vancouver, British Columbia
Canada V6H 4A4

Richard M. Cherry                                   1,500,000(2)                      2.75%
1 Plaza Paseo
110 - 4801 Lang Avenue NE
Albuquerque, New Mexico 87109

Henry Martyn Fowlds                                   250,000(3)                         *%
1 Plaza Paseo
110 - 4801 Lang Avenue NE
Albuquerque, New Mexico 87109

Jas Butalia                                           500,000(4)                         *%
1 Plaza Paseo
110 - 4801 Lang Avenue NE
Albuquerque, New Mexico 87109

James Douglas Brown                                   500,000(4)                         *%
1 Plaza Paseo
110 - 4801 Lang Avenue NE
Albuquerque, New Mexico 87109

Ganpat Mani                                           500,000(4)                         *%
1 Plaza Paseo
110 - 4801 Lang Avenue NE
Albuquerque, New Mexico 87109

All executive officers and                          3,250,000 (5)                     5.72%
directors as a group (5 persons)

*     Less than one percent.


(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 54,037,500 shares issued and outstanding. Beneficial ownership amounts reflect the 2207 Forward Stock Split and the 2008 Forward Stock Split.

(2) This figure includes: (i) 500,000 shares of common stock; and (ii) 1,000,000 stock options to purchase 1,000,000 shares of our common stock at an exercise price of $1.75 per share expiring on April 2, 2018.

(3) This figure includes 250,000 stock options to purchase 250,000 shares of our common stock at an exercise price of $1.75 per share expiring on April 2, 2018.

(4) This figure includes 500,000 stock options to purchase 500,000 shares of our common stock at an exercise price of $1.75 per share expiring on April 2, 2018.

(5) This figure includes: (i) 500,000 shares of common stock; and (ii) 2,750,000 stock options to purchase 2,750,000 shares of our common stock at an exercise price of $1.75 per share expiring on April 2, 2018.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

EXECUTIVE SERVICES AGREEMENT

On April 1, 2008, we entered into an executive services agreement with Cleary Petroleum Corporation, an Oklahoma corporation ("Clearly Petroleum") and Richard
M. Cherry (the "Executive Agreement"). In accordance with the terms and provisions of the Executive Agreement, Mr. Cherry through Cleary Petroleum will provide to us such services as required relating to his executive position as our President and Chief Executive Officer. In accordance with the further terms and provisions of the Executive Agreement, we shall pay to Cleary Petroleum a monthly fee of $25,000.00 and will grant to Mr. Cherry 1,000,000 stock options exercisable at $1.75 per share for a ten year period (which stock options were granted on April 2, 2008). The Executive Agreement may be terminated by either party upon thirty days notice.

SHAREHOLDER LOAN

On June 4, 2007, we issued a promissory note to one of our shareholders in the principal amount of $250,000 with interest at 10% per annum. During fiscal year ended February 29, 2008, the shareholder advanced to us an aggregate of $85,000 at an interest rate of 10% per annum. Thus, as of the date of this Annual Report, an aggregate of $384,617 is due and owing to the shareholder consisting of principal and accrued interest of $361,000 and $23,617, respectively.

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended February 29, 2008.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.              DOCUMENT

3.1             Articles of Incorporation (1)

3.2             Bylaws (1)

10.1 Mineral Property Staking and Purchase Agreement dated January 28, 2005 between Ancor Resources Inc. and Laurence Stephenson (1)
10.2 Nose Rock Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated September
                14, 2007. (2)

10.3            Dalton Pass Property - Option and Joint Venture
                Agreement between Nu-Mex Uranium Corp. and
                Strathmore Resources (US) Ltd. dated October 5,
                2007 (3)

10.4            NWT Uranium Corp. and Nu-Mex Uranium
                Corp. Terminate Arrangement
                Agreement   dated  February
                13, 2008. (4)

10.5 Executive Services Agreement dated April 1, 2008 among Uranium International Corp., Clearly Petroleum Corp. and Richard M. Cherry. (5)

31.1            Certification of Chief Executive Officer
                Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2            Certification of Chief Financial Officer
                Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1            Certification of Chief Executive Officer and
                Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1) Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on September 13, 2006.

(2) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on September 14, 2007.

(3) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

(4) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(5) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on April 7, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended February 29, 2008, we incurred approximately $25,897 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended February 29, 2008 and for the review of our financial statements for the quarters ended May 31, 2007, August 31, 2007 and November 30, 2007.

During fiscal year ended February 28, 2007, we incurred approximately $22,611 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended February 28, 2007 and for the review of our financial statements for the quarters ended May 31, 2006, August 31, 2006 and November 30, 2006.

During fiscal year ended February 29, 2008, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    URANIUM INTERNATIONAL CORP.



Dated: June 6, 2008                                  By: /s/ RICHARD M. CHERRY
                                                         _______________________
                                                             Richard M. Cherry,
                                                             President/Chief
                                                             Executive Officer


Dated: June 6, 2008                                  By: /s/ HENRY MARTYN FOWLDS
                                                         _______________________
                                                             Henry M. Fowlds,
                                                             Treasurer/Chief
                                                             Financial Officer