Form 10-Q
period 2008-05-31
URANIUM INTERNATIONAL CORP.
filed 2008-07-21
CIK 1348788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANEG ACT OF 1934

     For the period ended May 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

                          COMMISSION FILE NO. 000-52660

                           URANIUM INTERNATIONAL CORP.
                           ___________________________
                 (Name of small business issuer in its charter)

              NEVADA                                    20-1769847
              ______                                    __________
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                       10475 PARK MEADOWS DRIVE, SUITE 600
                            LONE TREE, COLORADO 80124
                            _________________________
                    (Address of principal executive offices)

                                 (702) 279-2377
                                 ______________
                           (Issuer's telephone number)

  Securities registered pursuant to Section     Name of each exchange on which
              12(b) of the Act:                          registered:
                     NONE
                     ____

Securities registered pursuant to Section 12(g) of the Act:
                 COMMON STOCK, $0.001
                 ____________________
                 (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                  Accelerated filer [ ]

Non-accelerated filer [ ]                    Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.
                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                         Outstanding as of  July 7, 2008
Common Stock, $0.001                          54,037,500

                           URANIUM INTERNATIONAL CORP.

                                    Form 10-Q

Part 1       FINANCIAL INFORMATION

Item 1       FINANCIAL STATEMENTS
                Balance Sheets                                                 2
                Statements of Operations                                       3
                Statements of Cash Flows                                       4
                Notes to Financial Statements                             5 - 17

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        18

Item 3.      Quantitative and Qualitative Disclosures About Market Risk       26

Item 4.      Controls and Procedures                                          27

Part II.     OTHER INFORMATION

Item 1       Legal Proceedings                                                28

Item 1A      Risk Factors                                                     28

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds      28

Item 3       Defaults Upon Senior Securities                                  29

Item 4       Submission of Matters to a Vote of Security Holders              29

Item 5       Other Information                                                29

Item 6       Exhibits                                                         30

PART I

ITEM 1. FINANCIAL STATEMENTS

                           URANIUM INTERNATIONAL CORP.
                         (an Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2008
                                   (Unaudited)



URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
Balance Sheets
(Expressed in U.S. Dollars)
___________________________________________________________________________________________________________________


                                                                                         AS AT               AS AT
                                                                                        31 MAY         29 FEBRUARY
                                                                                          2008                2008
                                                                                             $                   $
                                                                                    (unaudited)           (audited)
ASSETS

CURRENT
Cash and cash equivalents                                                             134,124              336,260
Prepaid expenses                                                                        1,660                    -
                                                                              ________________     ________________

                                                                                      135,784              336,260
                                                                              ================     ================

LIABILITIES

CURRENT
Accounts payable and accrued liabilities (Note 4)                                      41,599               35,316
Due to related parties (Note 5)
                                                                                       25,000               21,800
Related party promissory note payable (Note 6)                                        393,716              384,617
                                                                              ________________     ________________

                                                                                      460,315              441,733
                                                                              ________________     ________________

STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK (Note 7)
Authorized
   375,000,000 common shares, par value $0.001
Issued and outstanding
   31 May 2008        -  54,037,500 common shares, par value $0.001
   29 February 2008 -  54,037,500 common shares, par value $0.001                      54,038               54,038
ADDITIONAL PAID-IN CAPITAL                                                         18,552,778           14,812,778
WARRANTS                                                                              183,084              183,084
DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE                                 (19,114,431)         (15,155,373)
                                                                              ________________     ________________

                                                                                     (324,531)            (105,473)
                                                                              ________________     ________________

                                                                                      135,784              336,260
                                                                              ================     ================

NATURE AND CONTINUANCE OF OPERATIONS (Note 1) and COMMITMENTS (Note 9)


ON BEHALF OF THE BOARD:



____________________________ Director        _________________________ Director
Marek J. Kreczmer                            Henry Martyn Fowlds



          The accompanying notes are an integral part of these interim financial statements.



URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
___________________________________________________________________________________________________________________


                                                                  FOR THE PERIOD
                                                                FROM THE DATE OF
                                                                 INCEPTION ON 11    FOR THE THREE     FOR THE THREE
                                                                    OCTOBER 2004     MONTHS ENDED      MONTHS ENDED
                                                                       TO 31 MAY           31 MAY            31 MAY
                                                                            2008             2008              2007

                                                                               $                $                 $

EXPENSES
Write down of mineral property acquisition costs (Note 3)            14,500,000                -                 -
Bank charges and interest                                                 3,324               68                47
Consulting fees                                                         133,700           60,000                 -
Interest expense                                                         32,716            9,099                 -
Legal and accounting                                                    305,472           21,671             4,794
Management fees (Note 5)                                                291,000          120,400                 -
Marketing and promotion                                                  36,760                -                 -
Mineral property development expenditures                                14,119                -             1,500
Office and miscellaneous                                                 34,629            3,885                 -
Rent                                                                     16,408            2,866               424
Stock based compensation (Note 7)                                     3,740,000        3,740,000                 -
Transfer agent fees                                                       6,303            1,069             1,525
                                                             __________________   _______________  ________________

NET LOSS FOR THE PERIOD                                              19,114,431        3,959,058             8,290
                                                             ==================   ===============  ================

BASIC AND DILUTED LOSS PER COMMON SHARE                                                    (0.07)            (0.00)
                                                                                  ===============  ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN PER SHARE
CALCULATIONS                                                                           54,037,500        40,516,300
                                                                                  ===============  ================



                  The accompanying notes are an integral part
                     of these interim financial statements.



URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
Interim Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
___________________________________________________________________________________________________________________

                                                                  FOR THE PERIOD
                                                                FROM THE DATE OF
                                                                 INCEPTION ON 11    FOR THE THREE     FOR THE THREE
                                                                    OCTOBER 2004     MONTHS ENDED      MONTHS ENDED
                                                                       TO 31 MAY           31 MAY            31 MAY
                                                                            2008             2008              2007

                                                                               $                $                 $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                              (19,114,431)      (3,959,058)           (8,290)
 Adjustments to reconcile loss to net cash
  used by operating activities
     Accrued interest on shareholders loan                                32,716            9,099                 -
     Contributions to capital by related parties                          24,000                -                 -
     Write down of mineral property acquisition costs (Note 3)        14,500,000                -                 -
     Stock based compensation (Note 7)                                 3,740,000        3,740,000                 -
 Changes in operating assets and liabilities
    Decrease (increase) in prepaid expenses                               (1,660)          (1,660)              300
    Increase in accounts payable and accrued liabilities                  41,599            6,283             3,983
    Decrease in due to related parties                                    25,000            3,200                -
                                                             ____________________ ________________ _________________

                                                                        (752,776)        (202,136)           (4,007)
                                                             ____________________ ________________ _________________

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties                                            361,000                -             3,000
Common shares issued for cash                                          1,025,900                -                 -
                                                             ____________________ ________________ _________________

                                                                       1,386,900                -             3,000
                                                             ____________________ ________________ _________________

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property interests (Note 3)                      (500,000)               -                 -
                                                             ____________________ ________________ _________________

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         134,124         (202,136)           (1,007)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 -          336,260             4,038
                                                             ____________________ ________________ _________________

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 134,124          134,124             3,031
                                                             ==================== ================ =================



                   The accompanying notes are an integral part
                     of these interim financial statements.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
31 MAY 2008
________________________________________________________________________________

1.       NATURE AND CONTINUANCE OF OPERATIONS

         Uranium International Corp. (the "Company") was incorporated under the laws of the State of Nevada on 11 October 2004 to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On 24 May 2007 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Ancor Resources, Inc.) would merge with its newly incorporated and wholly-owned subsidiary, Nu-Mex Uranium Corp. ("Nu-Mex"). This merger became effective as of 4 June 2007 and the Company, being the surviving entity, changed its name to Nu-Mex Uranium Corp. On 26 February 2008 Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Nu-Mex) would merge with its newly incorporated and wholly-owned subsidiary, Uranium International Corp. ("NewCo"). This merger became effective as of 11 March 2008 and the Company, being the surviving entity, changed its name to Uranium International Corp. The Company intends to engage in the acquisition and exploration of uranium mining properties. The Company is in the exploration stage and its operations principally involve research and development, market analysis, property evaluation and other business planning activities, and no revenue has been generated to date.

         Nu-Mex was incorporated 4 June 2007 and NewCo was incorporated 11 March 2008, both under the laws of the State of Nevada as then wholly-owned subsidiaries of the Company and at no time had any assets, liabilities or operations. Nu-Mex and NewCo were incorporated for the purposes of completing the merger and accordingly these transactions do not constitute a business combination and have no impact on the Company's financial position or results of operations.

         Effective 6 June 2007 the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company's common stock. Further, On 11 March 2008 the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company's common stock (Note 7). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

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

         The Company's financial statements as at 31 May 2008 and for the periods then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $19,114,431 since inception and has working capital deficit of $324,531 at 31 May 2008. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
31 MAY 2008
________________________________________________________________________________

         UNAUDITED INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended 29 February 2008 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended 31 May 2008 are not necessarily indicative of the results that may be expected for the year ending 28 February 2009.

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
31 MAY 2008
________________________________________________________________________________

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         MINERAL PROPERTY COSTS (CONTINUED)

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
31 MAY 2008
________________________________________________________________________________

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         COMPREHENSIVE LOSS

         SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 May 2008 the Company has no items that represent a comprehensive loss. Accordingly, comprehensive loss is equal to net loss for all periods presented and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

         START-UP EXPENSES

         The Company has adopted Statement of Position No. 98-5, "REPORTING THE COSTS OF START-UP ACTIVITIES", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 11 October 2004 to 31 May 2008.

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
31 MAY 2008
________________________________________________________________________________

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

         In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after 15 December 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

         In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after 15 December 2008. Accordingly, any business combinations completed by the Company prior to 1 March 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
31 MAY 2008
________________________________________________________________________________

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS

         In February  2007,  the  Financial  Accounting  Standards  Board issued
         Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after 15 November 2007, although earlier adoption is permitted. The Company has determined that the adoption of SFAS No. 159 during the period did not have any material impact on the Company's results of operations or financial position.

         In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASURE" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
         (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after 15 November 2007, which for the Company is the fiscal year beginning 1 March 2008. The Company has determined that the adoption of SFAS No. 157 during the period did not have any material impact on the Company's results of operations or financial position.

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

         Pursuant to the terms of the Agreement, Strathmore has granted the Company the sole and exclusive right to acquire up to a 65% interest in Strathmore's Nose Rock properties (collectively, the "Property"), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres in consideration of:

         1. The Company paying to Strathmore $250,000 and issuing 7,500,000 common shares in the capital stock of the Company (amounts paid and common shares issued on 14 September 2007 and valued at $14,000,000) (Note 7), and

         2. The Company incurring a minimum of $44,500,000 in work commitment expenditures on the Nose Rock project in accordance with the following schedule:

                  o $1,000,000 work commitment expenditures to be incurred in each of the first and second years from closing;

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
31 MAY 2008
________________________________________________________________________________

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
31 MAY 2008
________________________________________________________________________________



3.       MINERAL PROPERTIES (CONTINUED)

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
31 MAY 2008
________________________________________________________________________________


5.       DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

         The balance of $25,000 (29 February 2008 - $21,800) is non-interest bearing, unsecured and has no terms of repayment.

         The Company entered into the following transactions with related parties during the period ended 31 May 2008:

         i. Paid or accrued management fees of $85,000 (2007 - $Nil) to the president of the Company.

         ii. Paid or accrued management fees of $30,000 (2007 - $Nil) to one director of the Company.

         iii. Paid or accrued management fees of $5,400 (2007 - $Nil) to a director and chief financial officer of the Company.

         The amounts charged to the Company for the services provided have been determined by negotiation among the parties and in certain cases, are covered by signed agreements. It is the position of the management of the Company that these transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties (Note 9).

6.       RELATED PARTY PROMISSORY NOTE PAYABLE

         The related party promissory note payable of $393,716 at 31 May 2008 consists of principal and accrued interest payable of $361,000 and $32,716 respectively. These amounts are unsecured, bear interest at 10% per annum and have no set terms of repayment. On 4 June 2007 the Company signed a promissory note with a shareholder of the Company for $250,000 at a rate of 10% per annum. During the year ended 29 February 2008, the same shareholder advanced the Company an additional $111,000 at a rate of 10% per annum.

7.       CAPITAL STOCK

         AUTHORIZED

         The total authorized capital is 375,000,000 common shares with par value of $0.001 per share. On 4 June 2007 the Company increased the authorized share capital of the Company from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share.

         ISSUED AND OUTSTANDING

         On 4 June 2007, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 5 new common shares for 1 old common share. On 26 February 2008, and effective 11 March 2008, the directors of the Company approved a special resolution to undertake a further forward split of the common stock of the Company on a basis of 1.5 new common shares for 1 old share.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
31 MAY 2008
________________________________________________________________________________

7.       CAPITAL STOCK (CONTINUED)

         All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 5:1 forward stock split on 4 June 2007 and the 1.5:1 forward split on 11 March 2008 have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

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

         viii. On 26 February 2008, the Company issued 600,000 units at a price of $1.67 per unit for proceeds of $1,000,000. Each unit consists of one common share and one half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $2.00 up to 26 February 2009. As at 31 May 2008, all of the related warrants in this series remain outstanding.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
31 MAY 2008
________________________________________________________________________________

7.       CAPITAL STOCK (CONTINUED)

         SHARE PURCHASE WARRANTS

         The following share purchase warrants were outstanding at 31 May 2008

                             EXERCISE PRICE          NUMBER            REMAINING
                                                OF WARRANTS     CONTRACTUAL LIFE
                                                                         (YEARS)
                                          $

         Warrants                      2.00         300,000                 0.75
                                               ____________

                                                    300,000
                                               ============

         The following is a summary of warrant activities during the period end 31 May 2008:

                                                                                 NUMBER OF         WEIGHTED AVERAGE
                                                                                  WARRANTS           EXERCISE PRICE
                                                                                                                  $

         Outstanding and exercisable at 29 February 2008                           300,000                     2.00

         Granted                                                                         -                        -
         Exercised                                                                       -                        -
         Expired                                                                         -                        -
                                                                          ________________         ________________

         Outstanding and exercisable at 31 May 2008                                300,000                     2.00
                                                                          ================         ================

         Weighted average fair value of warrants granted during the period                                        -
                                                                                                   ================


         The weighted average grant date fair value of warrants issued during the three month period ended 31 May 2008 is $Nil (29 February 2008 - $0.61) per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                        2008

         Risk free interest rate                       4.10%
         Expected life                                1 Year
         Annualized volatility                        74.54%
         Expected dividends                                -

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
31 MAY 2008
________________________________________________________________________________

7.       CAPITAL STOCK (CONTINUED)

         STOCK OPTIONS

         On 2 April 2008 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine

         As approved by the Board of directors, on 2 April 2008, the Company granted 2,750,000 stock options to certain officers, directors and management of the Company at $1.75 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $3,740,000, and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.72%, a dividend yield of 0% and expected volatility of 106% and has been recorded as a stock based compensation expense during the period.

         The following stock options were outstanding at 31 May 2008

                             EXERCISE PRICE          NUMBER           REMAINING
                                                 OF OPTIONS    CONTRACTUAL LIFE
                                                                        (YEARS)
                                          $

         Stock Options                 1.75       2,750,000                9.84
                                                ___________

                                                  2,750,000
                                                ===========

         The following is a summary of stock option activities during the period end 31 May 2008:


                                                                                 NUMBER OF         WEIGHTED AVERAGE
                                                                                   OPTIONS           EXERCISE PRICE
                                                                                                                  $

         Outstanding and exercisable at 29 February 2008                                 -                        -

         Granted                                                                 2,750,000                     1.75
         Exercised                                                                       -                        -
         Expired                                                                         -                        -
                                                                          _________________     ____________________

         Outstanding and exercisable at 31 May 2008                              2,750,000                     1.75
                                                                          =================     ====================

         Weighted average fair value of stock options granted during the period                                1.36
                                                                                                ====================


URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
31 MAY 2008
________________________________________________________________________________

8.       INCOME TAXES

         As at 31 May 2008, the Company has an unused net operating loss carryforward balance of approximately $15,350,431 that may be available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2025 to 2028. There are no current or deferred tax expenses for the period ended 31 May 2008 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

9.       COMMITMENTS

         On 24 August 2007, the Company agreed to pay two directors of the Company consulting fees of $10,000 per month each on a month to month basis and to pay the Company's Chief Financial Officer fees of $1,800 per month on a month to month basis (Note 5).

         Effective 1 April 2008 the Company entered into an executive service agreement with Cleary Petroleum and Mr. Richard M. Cherry. In accordance with the terms and provisions of the Executive Agreement, Mr. Cherry, through Cleary Petroleum, will provide to the Company such services as required relating to his executive position as the President and Chief Executive Officer of the Company. In accordance the Company shall pay to Cleary Petroleum a monthly fee of $25,000 and grant to Mr. Cherry 1,000,000 stock options exercisable at $1.75 per share for a ten year period. The Executive Agreement may be terminated by either party upon thirty days notice.

10.      SUBSEQUENT EVENTS

         As approved by the Board of Directors on July 9, 2008 the Company granted 1,000,000 stock options to a director and officer of the Company at $3.00 per share for a 10 year term.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Uranium International Corp. is a corporation organized under the laws of the State of Nevada. Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol "URNI" and on the Frankfurt Exchange under the symbol "AN4, WKN NO. A0MUN4". We are an international resource exploration company currently engaged in the exploration and development of uranium projects with the goal of developing producing uranium operations from a portfolio of significant uranium projects. Our foundational group of assets consists of the Nose Rock Property and the Dalton Pass Property as more fully described below. We have entered into agreements with Strathmore Minerals Corp. to earn a 65% interest in each of the two projects based on their joint-venture development.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Uranium International," refers to Uranium International Corp.

RECENT DEVELOPMENTS

MARCH 2008 FORWARD STOCK SPLIT

In connection with the Articles of Merger filed on February 26, 2008 with the Nevada Secretary of State and the change of our name to "Uranium International Corp.", we simultaneously effectuated a forward stock split of 1.5 for one (1.5:1) of our total issued and outstanding shares of common stock (the "2008 Forward Stock Split"). Each of our shareholders holding one share of common stock was entitled to receive an additional 1.5 shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the 2008 Forward Stock Split were mailed on approximately March 15, 2008 without any action on the part of the shareholders.

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

In accordance  with the further  terms and  provisions of the Nose
Rock Option and Joint Venture Agreement, we are required to incur a minimum of $44,500,000 in work expenditures on the Nose Rock Property in accordance with the following schedule: (i) $1,000,000 on or before the first anniversary of the Effective Date; (ii) a further $1,000,000 on or before the second anniversary of the Effective Date; (iii) a further $1,500,000 on or before the third anniversary of the Effective Date; (iv) a further $10,000,000 on or before the fourth anniversary of the Effective Date; (v) a further $10,000,000 on or before the fifth anniversary of the Effective Date; and (vi) a further $10,000,000 on or before the sixth anniversary of the Effective Date;(vii) a further $11,000,000 on or before the seventh anniversary of the Effective Date. Within sixty days of the fourth anniversary of the Effective Date, we will retain a third party engineering firm to provide a Bankable Feasibility Study to determine how best to proceed. Such evaluation will be conducted in accordance with National Instrument 43-101 of the Canadian Securities Administrator. If the third party evaluation results in a positive recommendation, then we and Strathmore will agree to proceed on our respective pro-rata payments under a joint venture.

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

RESULTS OF OPERATION

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended May 31, 2008 and May 31, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.



RESULTS OF OPERATION

                                                                     FOR THE PERIOD FROM
                                                                       OCTOBER 11, 2004
                             THREE-MONTH PERIOD ENDED MAY 31,       (INCEPTION) TO MAY 31,
                                   2008 AND MAY 31, 2007                     2008
                             ________________________________       ______________________
                                 2008                2007
Expenses
    Write down of                    -0-                -0-                 14,500,000
    mineral property
    acquisition
    Bank charges and                  68                 47                      3,324
    interest
    Consulting Fees               60,000                -0-                    133,700
    Interest expense               9,099                -0-                     32,716
    Legal and accounting          21,671              4,794                    305,472
    Management fees              120,400                -0-                    291,000
    Marketing and                    -0-                -0-                     36,760
    promotion
    Mineral property                 -0-              1,500                     14,119
    development
    expenditures
    Office and                     3,885                -0-                     34,629
    miscellaneous
    Rent                           2,866                424                     16,408
    Stock based                3,740,000                -0-                  3,740,000
    compensation
    Transfer agent fees            1,069              1,525                      6,303

Net Loss                     ($3,959,058)           ($8,290)              ($19,114,431)


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

THREE MONTH PERIOD ENDED MAY 31, 2008 COMPARED TO THREE MONTH PERIOD ENDED MAY 31, 2007.

Our net loss for the three month period ended May 31, 2008 was ($3,959,058) compared to a net loss of ($8,290) during the three month period ended May 31, 2007 (an increase of $3,950,768). During the three month periods ended May 31, 2008 and May 31, 2007, we did not generate any revenue.

During the three month period ended May 31, 2008, we incurred expenses of $3,959,058 compared to $8,290 incurred during the three month period ended May 31, 2007 (an increase of $3,950,768). These expenses incurred during the three month period ended May 31, 2008 consisted of: (i) bank charges and interest of $68 (2007: $47); (ii) consulting fees of $60,000 (2007: $-0-); (iii) interest expense of $9,099 (2007:  $-0-); (iv) legal and accounting $21,671 (2007: $-0-);
(v) management fees of $120,400 (2007: $-0-); (vi) mineral property development expenditures of $-0- (2007: $1,500); (vii) office and miscellaneous of $3,885 (2007: $-0-); (viii) rent of $2,866 (2007: $424); (ix) stock based compensation of $3,740,000 (2007: $-0-); and (x) transfer agent fees of $1,069 (2007:
$1,525).

Expenses incurred during the three month period ended May 31, 2008 compared to the three month period ended May 31, 2007 increased primarily due to the increase in stock based compensation, management fees and consulting fees regarding services performed relating to the increased scale and scope of business operations of our interests in the Nose Rock Property and the Dalton Pass Property. Expenses related to stock based compensation pertains to the valuation of stock options granted to our officers and directors and consultants. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. See " - Material Commitments."

Our net loss during the three month period ended May 31, 2008 was ($3,959,058) compared to a net less of ($8,290) during the three month period ended May 31, 2007. The weighted average number of shares outstanding was 54,037,500 for the three month period ended May 31, 2008 (as increased in accordance with the 2008 Forward Stock Split) compared to 40,516,300 for the three month period ended May 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED MAY 31, 2008

As at the three month period ended May 31, 2008, our current assets were $135,784 and our current liabilities were $460,315, which resulted in a working capital deficiency of ($324,531). As at the three month period ended May 31, 2008, current assets were comprised of $134,124 in cash and cash equivalents and prepaid expenses of $1,660. As at the three month period ended May 31, 2008, current liabilities were comprised of: (i) $41,599 in accounts payable and accrued liabilities; (ii) $25,000 due to related parties; and (iii) $393,716 in related party promissory note payable.

As at fiscal year ended February 29, 2008, our total assets were $336,260 comprised entirely of current assets. The decrease in total assets during the three month period ended May 31, 2008 from fiscal year ended February 29, 2008 was primarily due to the decrease in cash and cash equivalents.

As at fiscal year ended February 29, 2008, our total liabilities were $441,733 comprised entirely of current liabilities. The slight increase in liabilities during the three month period ended May 31, 2008 from fiscal year ended February 29, 2008 was primarily due to the increase in accounts payable and accrued liabilities and related promissory note payable. See " - Material Commitments."

Stockholders' equity (deficit) increased from ($105,473) for fiscal year ended February 29, 2008 to ($324,531) for the three month period ended May 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2008, net cash flows used in operating activities was ($202,136) consisting primarily of a net loss of ($3,959,058). Net cash flows used in operating activities was adjusted by $3,740,000 for stock based compensation and $9,099 for accrued interest on shareholders loan. Net cash flows used in operating activities was further changed by $1,660 in increase in prepaid expenses, $6,283 in increase in accounts payable and accrued liabilities, and $3,200 in increase in amounts due to related parties. For the three month period ended May 31, 2007, net cash flows used in operating activities was ($4,007) consisting primarily of a net loss of ($8,290), which was changed by a decrease of $300 in prepaid expenses and $3,983 in increase in accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three month period ended May 31, 2008 and May 31, 2007, net cash flows from investing activities was $-0-, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended May 31, 2008, net cash flows provided from financing activities was $-0- compared to $3,000 for the three month period ended May 31, 2007. Cash flows from financing activities for the three month period ended May 31, 2007 consisted of advances from related parties.

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

On February 26, 2008, we completed a private placement offering pursuant to which we issued 600,000 units at a price of $1.67 per unit (the "Units") for gross proceeds of $1,000,000. Each Unit consists of one share of restricted common stock and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $2.00 up to February 26, 2009. As at May 31, 2008, all of the warrants remain outstanding and unexercised.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and including our obligations to be incurred under the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement, we have the following material commitments.

RELATED PARTY PROMISSORY NOTE

A material commitment during fiscal year 2008 is the aggregate amount of $393,716 due and owing to one of our shareholders. On June 4, 2007, we issued a promissory note to the shareholder in the principal amount of $250,000 at an interest rate of 10% per annum. During fiscal year ended February 29, 2008, the shareholder advanced to us an additional $111,000 at an interest rate of 10% per annum. Thus, as of May 31, 2008, an aggregate of $393,716 is due and owing consisting of principal and interest in the amount of $361,000 and $32,716, respectively. The amount is unsecured and has no set terms of repayment.

MANAGERIAL FEES

A material commitment during fiscal year 2008 is the aggregate amount of $120,000 in consulting fees payable to two of our directors for services to be rendered. We are committed to pay each of the two directors a consulting fee of $10,000 per month on a month to month basis.

A further material commitment during fiscal year 2008 is the aggregate amount of $21,600 in fees payable to our Chief Financial Officer for services to be rendered. We are committed to pay our Chief Financial Officer a consulting fee of $1,800 per month on a month to month basis.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the US Dollar would be limited to our costs of acquisition of property.

INTEREST RATE

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management, including Richard Cherry, our former President and Chief Executive Officer and current director, Henry M. Fowlds, our Chief Financial Officer, and Marek Kreczmer, our new President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008. Based on that evaluation, Messrs. Cherry, Fowlds and Kreczmer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

FORWARD STOCK SPLIT

In connection with the Articles of Merger filed on February 26, 2008 with the Nevada Secretary of State and the change of our name to "Uranium International Corp.", we simultaneously effectuated the 2008 Forward Stock Split. Each of our shareholders holding one share of common stock was entitled to receive an additional 1.5 shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the 2008 Forward Stock Split were mailed on approximately March 15, 2008 without any action on the part of the shareholders.

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

On April 2, 2008, we authorized the grant of 2,750,000 stock options to our officers, directors and management which are exercisable into an aggregate 2,750,000 shares of our common stock at $1.75 per share for an exercise period of ten years.

On July 9, 2008, we authorized the further granted of 1,000,000 stock options to our new Chief Executive Officer/President which are exercisable into an aggregate of 1,000,000 shares of our common stock at $3.00 per share for an exercise period of ten years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

RESIGNATION OF CHIEF EXECUTIVE OFFICER/APPOINTMENT OF CHIEF EXECUTIVE OFFICER

Effective on July 9, 2008, out Board of Directors accepted the resignation of Richard Cherry as our President/Chief Executive Officer. Mr. Cherry retains his position as a member of the Board of Directors. On the same date, the Board accepted the consent of Marek J. Kreczmer to act as our President/Chief Executive Officer and as a member of the Board of Directors.

MAREK J. KRECZMER has over thirty years of experience as a geologist and mining executive. Mr. Kreczmer has worked for major and emerging mining industry companies focused or uranium, base and precious metals. He also has extensive experience in corporate governance and administration as a current and former director of several publicly listed mining companies.

Currently Mr. Kreczmer is the chief executive officer/chief technical officer and a director of Hana Mining Ltd., which is a mineral company exploring the Ghanzi copper prospect in Botswana. He was previously the president/chief executive officer and a director of NWT Uranium Corp., a uranium company engaged in the exploration of uranium in Northern Quebec, Niger and Saskatchewan, Canada, and a director of Soho Resources Ltd., a company developing the Tahuehueto gold deposit in Mexicop. In 1991, Mr. Kreczmer founded Tan Range Exploration Corporation (now Tanzanian Royalty Exploration Corporation), a company active in the Tanzania region of Africa which is listed on the TXS and AMEX. He served as its president through 2003. His professional background also includes work with Cameco Corporation, AGIP Canada Ltd., Granges Exploration Ltd. and Northern Canadian Minerals Inc.

Mr. Kreczmer obtained a B.Sc. Honors (Mineral Deposits Major) from the University of Ottawa and a Masters of Science specializing in mineral deposits from the University of Toronto. He is a member of the Association of Professional Engineers of Saskatchewan and the Prospectors and Developers Association of Canada (PDAC).

EXECUTIVE SERVICES AGREEMENT

On July 9, 2008, we entered into a verbal agreement with Mr. Kreczmer regarding compensation for services to be rendered relating to his executive position as his executive position as our President and Chief Executive Officer. As of the date of this Quarterly Report, the agreement is being memoralized in writing. We granted to Mr. Kreczmer 1,000,000 stock option exercisable into 1,000,000 shares of common stock at an exercise price of $3.00 per share for a period of ten years.


ITEM 6. EXHIBITS

        Exhibits:

        31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

        31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

        32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     URANIUM INTERNATIONAL CORP.

Dated: July 18, 2008                 By: /s/ MAREK J. KRECZMER
                                     _________________________________________
                                     Marek J. Kreczmer, President and
                                     Chief Executive Officer


Dated: July 18, 2008                 By: /s/ HENRY M. FOWLDS
                                     _________________________________________
                                     Henry M. Fowlds, Chief Financial Officer