Form 10-Q
period 2008-08-31
URANIUM INTERNATIONAL CORP.
filed 2008-10-15
CIK 1348788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANEG ACT OF 1934

     For the period ended August 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to _______

                          COMMISSION FILE NO. 000-52660

                           URANIUM INTERNATIONAL CORP.
                           ___________________________
                 (Name of small business issuer in its charter)

                        NEVADA                             20-1769847
                        ______                             __________
    (State or other jurisdiction of incorporation       (I.R.S. Employer
                   or organization)                     Identification No.)

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X ] No[ ]

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                               Outstanding as of  October 8, 2008
Common Stock, $0.001                54,037,500

                           URANIUM INTERNATIONAL CORP.

                                    Form 10-Q

Part 1.            FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS
                      Balance Sheets                                           2
                      Statements of Operations                                 3
                      Statements of Cash Flows                                 4
                      Notes to Financial Statements                            5

Item 2.            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      16

Item 3.            Quantitative and Qualitative Disclosures About
                     Market Risk                                              26

Item 4.            Controls and Procedures                                    26

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                          27

Item 1A.           Risk Factors                                               28

Item 2.            Unregistered Sales of Equity Securities and Use of
                     Proceeds                                                 28

Item 3.            Defaults Upon Senior Securities                            28

Item 4.            Submission of Matters to a Vote of Security Holders        28

Item 5.            Other Information                                          29

Item 6.            Exhibits                                                   31

PART I

ITEM 1. FINANCIAL STATEMENTS

                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS
                           (EXPRESSED IN U.S. DOLLARS)
                                 AUGUST 31, 2008
                                   (UNAUDITED)



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                           August 31,         February 29,
                                                                                              2008                2008
______________________________________________________________________________________________________________________________
                                                                                           (unaudited)          (audited)

                                       ASSETS

CURRENT ASSETS
   Cash                                                                                     $     22,139        $    336,260
   Prepaid expenses                                                                                1,660                   -
______________________________________________________________________________________________________________________________

TOTAL ASSETS                                                                                $     23,799        $    336,260
==============================================================================================================================

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities (Note 4)                                        $     80,867        $     35,316
   Due to related parties (Note 5)                                                                46,397              21,800
   Related party promissory note payable (Note 6)                                                402,815             384,617
______________________________________________________________________________________________________________________________

                                                                                                 530,079             441,733
______________________________________________________________________________________________________________________________

NATURE OF OPERATIONS AND BASIS OF PRESENTATION AND COMMITMENTS (Notes 1 and 9)

STOCKHOLDERS'  DEFICIT
   Capital stock (Note 7)
   Authorized
      375,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      54,037,500 shares of common stock (February 29, 2008 - 54,037,500)                          54,038              54,038
   Additional paid-in capital                                                                 22,375,278          14,812,778
     Warrants                                                                                    183,084             183,084
   Deficit accumulated during the exploration stage                                          (23,118,680)        (15,155,373)
______________________________________________________________________________________________________________________________

TOTAL  STOCKHOLDERS' DEFICIT                                                                    (506,280)           (105,473)
______________________________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $     23,799        $    336,260
==============================================================================================================================


    The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)


                                                                                                               October 11,
                                                     Three months ended              Six months ended        2004 (inception)
                                                         August 31,                     August 31,            to August 31,
                                                    2008            2007            2008           2007            2008
______________________________________________________________________________________________________________________________

GENERAL & ADMINISTRATIVE EXPENSES
   Write down of mineral property
   acquisition costs(Note 3)                    $          -     $         -    $          -   $         -      $ 14,500,000
   Bank charges and interest                              38             167             106           214             3,362
   Consulting fees                                    30,000          30,000          90,000        30,000           163,700
   Interest expense                                    9,160           6,911          18,259         6,911            41,876
   Legal and accounting                               45,541          54,099          67,212        58,892           351,013
   Management fees (Note 5)                           55,400          21,800         175,800        21,800           346,400
   Marketing and promotion                            15,964         188,431          15,964       188,431            52,724
   Mineral property development expenditures           8,624         250,000           8,624       251,500            22,743
   Office and miscellaneous                            9,528           7,798          13,413         7,798            44,157
   Rent                                                3,314             192           6,180           617            19,722
   Stock based compensation (Note 7)               3,822,500               -       7,562,500             -         7,562,500
   Transfer agent fees                                 4,180           1,834           5,249         3,359            10,483
______________________________________________________________________________________________________________________________
TOTAL GENERAL &
   ADMINISTRATION EXPENSES                         4,004,249         561,232       7,963,307       569,522        23,118,680
______________________________________________________________________________________________________________________________

NET LOSS                                        $ (4,004,249)    $  (561,232)   $ (7,963,307)  $  (569,522)     $(23,118,680)
==============================================================================================================================




BASIC AND DILUTED
   LOSS PER COMMON SHARE                        $      (0.07)    $     (0.02)   $      (0.15)  $     (0.02)
============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
   BASIC AND DILUTED                              54,037,500      30,625,000      54,037,500    35,570,652
============================================== =============== ============== =============== ==============


    The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)


                                                                            Six months         Six months      October 11, 2004
                                                                               ended              ended         (inception) to
                                                                          August 31, 2008    August 31, 2007    August 31, 2008
__________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                      $ (7,963,307)  $      (569,522)  $    (23,118,680)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Accrued interest on shareholders loan                                         18,198              6,911             41,815
      Contributions to capital by related parties                                        -                  -             24,000
      Write down of mineral property acquisition costs (Note 3)                          -                  -         14,500,000
      Stock based compensation (Note 7)                                          7,562,500                  -          7,562,500
    Changes in operating assets and liabilities:
      Decrease (increase) in prepaid expenses                                       (1,660)               300             (1,660)
      Increase in accounts payable and accrued liabilities                          45,551            208,629             80,867
      Increase in due to related parties                                            24,597             28,637             46,397
__________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                             (314,121)          (325,045)          (864,761)
__________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of mineral property interests (Note 3)                                    -                  -           (500,000)
__________________________________________________________________________________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES                                                    -                  -           (500,000)
__________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related parties                                                          -            330,000            361,000
   Common shares issued for cash                                                         -          1,000,000          1,025,900
__________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                -          1,330,000          1,386,900
__________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                   (314,121)         1,004,955             22,139

CASH, BEGINNING                                                                    336,260              4,038                  -
__________________________________________________________________________________________________________________________________

CASH, ENDING                                                                   $    22,139    $     1,008,993   $         22,139
==================================================================================================================================


    The accompanying notes are an integral part of these financial statements

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

NATURE AND CONTINUANCE OF OPERATIONS
Uranium International Corp. (the "Company") was incorporated under the laws of the State of Nevada on 11 October 2004 to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On May 24, 2007 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Ancor Resources, Inc.) would merge with its newly incorporated and wholly-owned subsidiary, Nu-Mex Uranium Corp. ("Nu-Mex"). This merger became effective as of June 4, 2007 and the Company, being the surviving entity, changed its name to Nu-Mex Uranium Corp. On February 26, 2008 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Nu-Mex) would merge with its newly incorporated and wholly-owned subsidiary, Uranium International Corp. ("NewCo"). This merger became effective as of March 11, 2008 and the Company, being the surviving entity, changed its name to Uranium International Corp. The Company intends to engage in the acquisition and exploration of uranium mining properties. The Company is in the exploration stage and its operations principally involve research and development, market analysis, property evaluation and other business planning activities, and no revenue has been generated to date.

Nu-Mex was incorporated June 4, 2007 and NewCo was incorporated March 11, 2008, both under the laws of the State of Nevada as then wholly-owned subsidiaries of the Company and at no time had any assets, liabilities or operations. Nu-Mex and NewCo were incorporated for the purposes of completing the merger and accordingly these transactions do not constitute business combinations and have no impact on the Company's financial position or results of operations.

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

The Company's financial statements as at August 31, 2008 and for the period then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $23,118,680 since inception and has working capital deficit of $506,280 at August 31, 2008. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2008 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

COMPARATIVE FIGURES
Certain comparative figures have been reclassified in order to conform to the current period's financial statement presentation.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION
These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Accordingly, actual results could differ from those estimates.

MINERAL PROPERTY EXPENDITURES
The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

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

As of the date of these financial statements, the Company has incurred only property option payments and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of August 31, 2008, any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31, 2008 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

NET INCOME (LOSS) PER SHARE
The Company computes income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income
(loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To August 31, 2008, the Company has not recorded any translation adjustments into stockholders' equity.

STOCK-BASED COMPENSATION
On June 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), SHARE-BASED PAYMENT, ("SFAS 123R"). The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS ("SFAS 163"). SFAS 163 clarifies how SFAS 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for the Company's interim period commencing June 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which are effective for the Company's interim period commencing June 1, 2008. Management does not expect the adoption of SFAS 163 to have a material impact on the Company's financial position, cash flows and results of operations.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to June 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The Company has determined that the adoption of SFAS No. 159 during the period did not have any material impact on the Company's results of operations or financial position

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASURE" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

In June 2006, FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 during fiscal 2008 did not have any material impact on the Company's results of operations or financial position.

NOTE 3 -MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

(A)      NOSE ROCK PROPERTY

Further to the Letter of Intent ("LOI") which became effective June 18, 2007, the Board of Directors of the Company approved the Company's entry into an Option and Joint Venture Agreement (the "Agreement") effective September 14, 2007, with Strathmore Resources (US) Inc. ("Strathmore"). The Agreement sets out the terms upon which the Company and Strathmore will explore and, if warranted, develop Strathmore's Nose Rock properties.

Pursuant to the terms of the Agreement, Strathmore has granted the Company the sole and exclusive right to acquire up to a 65% interest in Strathmore's Nose Rock properties (collectively, the "Property"), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres in consideration of:

         1. The Company paying to Strathmore $250,000 and issuing 7,500,000 common shares in the capital stock of the Company (amounts paid and common shares issued on September 14, 2007 and valued at $14,000,000) (Note 7), and

         2. The Company incurring a minimum of $44,500,000 in work commitment expenditures on the Nose Rock project in accordance with the following schedule:

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

The acquisition cost of $14,250,000 provided to Strathmore was initially capitalized as a tangible asset. During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $14,250,000 related to the Nose Rock Property.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 3 -MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(B)  DALTON PASS PROPERTY

Further to the LOI dated July 11, 2007, effective October 5, 2007, the Board of Directors of the Company approved the Company's entry into an Option and Joint Venture Agreement dated October 5, 2007 (the "Agreement") with Strathmore with respect to Strathmore's Dalton Pass Property (the "Property"). The Property consists of certain federal lode mining claims located between Church Rock and Crownpoint uranium districts of the western Grants Mineral Belt in the State of New Mexico.

Pursuant to the terms of the Agreement, Strathmore has granted the Company the sole and exclusive right and option to acquire up to a 65% interest in the Property, in consideration of:

         1.   The Company paying  Strathmore  $250,000  (amount paid on July 16,
              2007); and

         2. The Company incurring a total of $16,750,000 in work commitment expenditures on the Property ("Expenditures"), and additional payments of $1,000,000 in cash or stock to Strathmore in accordance with the following schedule:

              o $1,000,000 in Expenditures plus $250,000 payment in cash or equivalent fair value of common stock on or before October 5, 2008;

              o    an  additional   $2,000,000  in  Expenditures  plus  $250,000
                   payment in cash or equivalent fair value of common stock on or before October 5, 2009;

              o    an  additional   $2,750,000  in  Expenditures  plus  $250,000
                   payment in cash or equivalent fair value of common stock on or before October 5, 2010;

              o    an  additional   $3,000,000  in  Expenditures  plus  $250,000
                   payment in cash or equivalent fair value of common stock on or before October 5, 2011;

              o a further $4,000,000 in Expenditures or before October 5, 2012; and

              o a further $4,000,000 in Expenditures or before October 5, 2013.

The Company will earn a 25% interest in the Property once the Company has completed its commitments (Expenditures of $8,750,000 and cash/stock of $1,000,000) on or before October 5, 2011. The Company will earn an additional 40% interest in the Property once the Company has completed its additional commitments ($8,000,000 in work) on or before October 5, 2013. However, subject to the terms of the Agreement, Strathmore has the right to retain or earn back a 16% interest in property by paying $8,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Property. After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), then each of the Company and Strathmore will contribute to the costs with respect to the Property in accordance with their proportionate ownership interest in the Property.

The acquisition cost of $250,000 paid to Strathmore was initially capitalized as a tangible asset. During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $250,000 related to the Dalton Pass Property.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
________________________________________________________________________________

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

NOTE 5 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The Company incurred the following transactions with related parties during the period ended August 31, 2008:

         i. Paid or accrued management fees of $105,000 (2007 - $Nil) to the former president and director of the Company.

         ii. Paid or accrued management fees of $60,000 (2007 - $Nil) to a director of the Company.

         iii. Paid or accrued management fees of $10,800 (2007 - $Nil) to a director and former chief financial officer of the Company.

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

NOTE 6 - RELATED PARTY PROMISSORY NOTE
________________________________________________________________________________

The related party promissory note payable of $402,815 at August 31, 2008 consists of principal and accrued interest payable of $361,000 and $41,815 respectively. These amounts are unsecured, bear interest at 10% per annum and have no set terms of repayment. On June 4, 2007 the Company signed a promissory note with a shareholder of the Company for $250,000 at a rate of 10% per annum. During the year ended February 29, 2008, the same shareholder advanced the Company an additional $111,000 at a rate of 10% per annum.


NOTE 7 - CAPITAL STOCK
________________________________________________________________________________

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

The total issued and outstanding capital stock is 54,037,500 common shares with par value of $0.001 per share. The Company's common stock issuances to date are as follows:

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 7 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

ISSUED AND OUTSTANDING (CONTINUED)

        i. On November 29, 2004, 30,000,000 common shares of the Company were issued to an officer and director of the Company for cash proceeds of $4,000.

        ii. On January 10, 2005, 18,000,000 common shares of the Company were issued for cash proceeds of $2,400.

        iii. On January 21, 2005, 11,250,000 common shares of the Company were issued for cash proceeds of $15,000.

        iv. On January 25, 2005, 1,500,000 common shares of the Company were issued for cash proceeds of $2,000.

        v. On February 1, 2005, 187,500 common shares of the Company were issued for cash proceeds of $2,500.

        vi. On May 30, 2007, 15,000,000 restricted common shares of the company were returned and subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder.

        vii. On September 14, 2007, 7,500,000 common shares of the Company were issued to Strathmore in accordance with the terms of the Option and Joint Venture Agreement. These common shares had a fair value of $14,000,000 (Note 3(a)).

        viii. On February 26, 2008, the Company issued 600,000 units at a price of $1.67 per unit for proceeds of $1,000,000. Each unit consists of one common share and one half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $2.00 up to February 26, 2009. As at August 31, 2008, all of the related warrants in this series remain outstanding.

SHARE PURCHASE WARRANTS

The following share purchase warrants were outstanding at August 31, 2008:

                         EXERCISE PRICE         NUMBER            REMAINING
                                $            OF WARRANTS     CONTRACTUAL LIFE
                                                                   (YEARS)


         Warrants             2.00              300,000              0.49
                                            ____________

                                                300,000
                                            ____________

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 7 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

SHARE PURCHASE WARRANTS (CONTINUED)

The following is a summary of warrant activities during the period end August 31, 2008:



                                                                                 NUMBER OF         WEIGHTED AVERAGE
                                                                                  WARRANTS           EXERCISE PRICE
                                                                                                                  $

         Outstanding and exercisable at February 29, 2008                          300,000                     2.00

         Granted                                                                         -                        -
         Exercised                                                                       -                        -
         Expired                                                                         -                        -
                                                                          _________________     ____________________

         Outstanding and exercisable at August 31, 2008                            300,000                     2.00
                                                                          _________________     ____________________

         Weighted average fair value of warrants issued during the period                                         -
                                                                                                ____________________

The weighted average grant date fair value of warrants issued during the year ended 29 February 2008, amounted to $0.61 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                            2008

         Risk free interest rate                           4.10%
         Expected life                                    1 Year
         Annualized volatility                            74.54%
         Expected dividends                                    -

STOCK OPTIONS

On April 2, 2008 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine

As approved by the Board of directors, on April 2, 2008, the Company granted 2,750,000 stock options to certain officers, directors and management of the Company at $1.75 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $3,740,000, and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.72%, a dividend yield of 0% and expected volatility of 106% and has been recorded as a stock based compensation expense during the period.

As approved by the Board of directors, on July 9, 2008 and August 18, 2008, the Company granted a total of 1,750,000 stock options to certain officers and directors of the Company at $3.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $3,822,500 and was determined using the Black-Scholes option pricing model with the following weighted average assumptions; an expected life of 5 years, a risk free interest rate of 3.09%, a dividend yield of 0% and expected volatility of 120%. This amount has been recorded as a stock based compensation expense during the period.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 7 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

STOCK OPTIONS (CONTINUED)

The following stock options were outstanding at 31 August 2008

                         EXERCISE PRICE         NUMBER            REMAINING
                                $            OF OPTIONS     CONTRACTUAL LIFE
                                                                   (YEARS)


         Stock Options          1.75         2,750,000               9.59
                                3.00         1,750,000               9.91
                                         ______________

                                             4,500,000
                                         ______________


The following is a summary of stock option activities during the period end August 31, 2008:


                                                                                 NUMBER OF         WEIGHTED AVERAGE
                                                                                   OPTIONS           EXERCISE PRICE
                                                                                                                  $

         Outstanding and exercisable at February 29,  2008                               -                        -

         Granted during the period                                               4,500,000                     2.24
         Exercised during the period                                                     -                        -
         Expired during the period                                                       -                        -
                                                                          _________________     ____________________

         Outstanding and exercisable at August 31, 2008                          4,500,000                     2.24
                                                                          _________________     ____________________

         Weighted average fair value of options granted during the period                                      1.68
                                                                                                ____________________



NOTE 8 - INCOME TAXES
________________________________________________________________________________

As at 31 August 2008, the Company has an unused net operating loss carryforward balance of approximately $15,532,840 may be available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2025 to 2028. There are no current or deferred tax expenses for the period ended 31 August 2008 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

NOTE 9 - COMMITMENTS
________________________________________________________________________________

On August 24, 2007, the company agreed to pay two directors of the Company consulting fees of $10,000 per month each on a month to month basis and to pay the Company's director and former Chief Financial Officer fees of $1,800 per month on a month to month basis (Note 5).

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 9 - COMMITMENTS (CONTINUED)
________________________________________________________________________________

Effective April 1, 2008 the Company entered into an executive service agreement with Cleary Petroleum and Richard M. Cherry. In accordance with the terms and provisions of the Executive Agreement, Mr. Cherry through Cleary Petroleum will provide to the Company such services as required relating to his executive position as the President and Chief Executive Officer of the Company. In accordance the Company shall pay to Cleary Petroleum a monthly fee of $25,000 and grant to Mr. Cherry 1,000,000 stock options exercisable at $1.75 per share for a ten year period. The Executive Agreement may be terminated by either party upon thirty days notice. Effective July 9, 2008, the Company accepted Mr. Cherry's resignation from the position of Chief Executive Officer and the termination of the Executive Agreement. Mr. Cherry has retained his position on the Company's board of directors and the previous stock option granted.

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

NOSE ROCK, NEW MEXICO

Effective June 18, 2007, our Board of Directors authorized the execution of a letter of intent dated June 14, 2007 (the "Letter of Intent") with Strathmore Resources (US) Inc. ("Strathmore"). The Letter of Intent established the basic terms upon which we would be prepared to enter into an option and joint venture with Strathmore to explore and, if warranted, develop Strathmore's Nose Rock properties located northeast of Crown Point within the Grants Mineral Belt in the State of New Mexico (collectively, the "Nose Rock Property"). The Nose Rock Property consists of approximately 5,000 acres of land. Further to the Letter of Intent, our Board of Directors approved the execution of an option and joint venture agreement dated September 14, 2007 (the "Nose Rock Option and Joint Venture Agreement") with Strathmore. The Companies are currently in discussions to amend the terms and conditions of Agreement.

Pursuant to the terms of the Nose Rock Option and Joint Venture Agreement: (i) Strathmore has granted to us the sole and exclusive right to acquire up to a 65% interest in the Nose Rock Property; (ii) we paid $250,000 to Strathmore on September 14, 2007 (the "Effective Date"); and (iii) we issued to Strathmore 7,500,000 shares of our restricted common stock on the Effective Date.

In accordance with the further terms and provisions of the Nose Rock Option and Joint Venture Agreement, we are required to incur a minimum of $44,500,000 in work expenditures on the Nose Rock Property in accordance with the following schedule: (i) $1,000,000 on or before the first anniversary of the Effective Date; (ii) a further $1,000,000 on or before the second anniversary of the Effective Date; (iii) a further $1,500,000 on or before the third anniversary of the Effective Date; (iv) a further $10,000,000 on or before the fourth anniversary of the Effective Date; (v) a further $10,000,000 on or before the fifth anniversary of the Effective Date; and (vi) a further $10,000,000 on or before the sixth anniversary of the Effective Date; and (vii) a further $11,000,000 on or before the seventh anniversary of the Effective Date. Within sixty days of the fourth anniversary of the Effective Date, we will retain a third party engineering firm to provide a Bankable Feasibility Study to determine how best to proceed. Such evaluation will be conducted in accordance with National Instrument 43-101 of the Canadian Securities Administrator. If the third party evaluation results in a positive recommendation, then we and Strathmore will agree to proceed on our respective pro-rata payments under a joint venture.

The Nose Rock Option and Joint Venture Agreement further contemplates that if are not in default: (i) we will have acquired a 25% interest in the Nose Rock Property once we have incurred $13,500,000 of our total $44,500,000 in work commitment expenditures; and (ii) we will have acquired an additional 40% interest in the Nose Rock Property once we have incurred the remaining $31,000,000 of our total $44,500,000 in work commitment expenditures. However, subject to the terms of the Nose Rock Option and Joint Venture Agreement, Strathmore has the right to retain or earn back a 16% interest in the Nose Rock Property by paying $25,000,000 to us. Moreover, Strathmore will not be required to contribute to the costs of exploration or development of the Nose Rock Property until we acquire our full 65% interest (or our 49% interest if Strathmore elects to retain or earn back a 16% interest). After we acquire our full 65% interest (or our 49% interest if Strathmore elects to retain or earn back a 16% interest), we will each then be required to contribute to the costs with respect to the Nose Rock Property in accordance with each of our respective proportionate share ownership in the Nose Rock Property.

     The acquisition cost of $14,250,000 provided to Strathmore was initially capitalized as a tangible asset. During fiscal year ended February 29, 2008, we recorded a write down of mineral property acquisition costs of $14,250,000. As of the date of this Quarterly Report, we are in discussions with Strathmore to amend the terms and conditions of the Nose Rock Option and Joint Venture Agreement, and have been advised that neither we nor Strathmore are in default of the terms of the Nose Rock Option and Joint Venture Agreement.

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

Pursuant to the terms and provisions of the Dalton Pass Option and Joint Venture
Agreement: (i) Strathmore granted to us the sole and exclusive right and option to acquire up to a 65% interest in the Dalton Pass Property: and (ii) we paid $250,000 to Strathmore. The Companies are currently in discussions to amend the terms and conditions of Agreement.

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

The acquisition cost of $250,000 provided to Strathmore was initially capitalized as a tangible asset. During fiscal year ended February 29, 2008, we recorded a write down of mineral property acquisition costs of $250,000. As of the date of this Quarterly Report, we are in discussions with Strathmore to amend the terms and conditions of the Dalton Pass Option and Joint Venture Agreement, and have been advised that neither we nor Strathmore are in default of the terms of the Dalton Pass Option and Joint Venture Agreement.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the six month period ended August 31, 2008 and August 31, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

                                                            FOR THE PERIOD FROM
                                   SIX MONTH PERIOD          OCTOBER 11, 2004
                                   ENDED AUGUST 31,           (INCEPTION) TO
                                2008 AND AUGUST 31, 2007     AUGUST 31, 2008
                            ____________________________________________________
                                2008                2007
Expenses
    Write down of                 -0-                 -0-        14,500,000
    mineral property
    acquisition
    Bank charges and              106                 214             3,362
    interest
    Consulting Fees            90,000              30,000           163,700
    Interest expense           18,259               6,911            41,876
    Legal and accounting       67,212              58,892           351,013
    Management fees           175,800              21,800           346,400
    Marketing and              15,964             188,431            52,724
    promotion
    Mineral property            8,624             251,500            22,743
    development
    expenditures
    Office and                 13,413               7,798            44,157
    miscellaneous
    Rent                        6,180                 617            19,722
    Stock based             7,562,500                 -0-         7,562,500
    compensation
    Transfer agent fees         5,249               3,359            10,483
Net Loss                  ($7,963,307)          ($569,522)     ($23,118,680)

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


SIX MONTH PERIOD ENDED AUGUST 31, 2008 COMPARED TO SIX MONTH PERIOD ENDED AUGUST 31, 2007.

Our net loss for the six month period ended August 31, 2008 was ($7,963,307) compared to a net loss of ($569,522) during the six month period ended August 31, 2007 (an increase of $7,393,785). During the six month periods ended August 31, 2008 and August 31, 2007, we did not generate any revenue.

During the six month period ended August 31, 2008, we incurred expenses of $7,963,307 compared to $569,522 incurred during the six month period ended August 31, 2007 (an increase of $7,393,785). These expenses incurred during the six month period ended August 31, 2008 consisted of: (i) bank charges and interest of $106 (2007: $214); (ii) consulting fees of $90,000 (2007: $30,000);
(iii) interest expense of $18,259 (2007: $6,911); (iv) legal and accounting $67,212 (2007: $58,892); (v) management fees of $175,800 (2007: $21,800); (vi)
marketing and promotion of $15,964 (2007: $188,431); (vii) mineral property development expenditures of $8,624 (2007: $251,500); (viii) office and miscellaneous of $13,413 (2007: $7,798); (ix) rent of $6,180 (2007: $617); (x)
stock based compensation of $7,562,500 (2007: $-0-); and (xi) transfer agent fees of $5,249 (2007: $3,359).

Expenses incurred during the six month period ended August 31, 2008 compared to the six month period ended August 31, 2007 increased primarily due to the increase in stock based compensation, management fees and consulting fees regarding services performed relating to the increased scale and scope of business operations of our interests in the Nose Rock Property and the Dalton Pass Property. Expenses related to stock based compensation pertains to the valuation of stock options granted to our officers and directors and consultants. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. See " - Material Commitments."

Our net loss during the six month period ended August 31, 2008 was ($7,953,307) compared to a net less of ($569,522) during the six month period ended August 31, 2007. The weighted average number of shares outstanding was 54,037,500 for the six month period ended August 31, 2008 (as increased in accordance with the 2008 Forward Stock Split) compared to 35,570,652 for the six month period ended August 31, 2007.

THREE MONTH PERIOD ENDED AUGUST 31, 2008 COMPARED TO THREE MONTH PERIOD ENDED AUGUST 31, 2007.

Our net loss for the three month period ended August 31, 2008 was ($4,004,249) compared to a net loss of ($561,232) during the three month period ended August 31, 2007 (an increase of $3,443,017). During the three month periods ended August 31, 2008 and August 31, 2007, we did not generate any revenue.

During the three month period ended August 31, 2008, we incurred expenses of $4,004,249 compared to $561,232 incurred during the three month period ended August 31, 2007 (an increase of $3,443,017). These expenses incurred during the three month period ended August 31, 2008 consisted of: (i) bank charges and interest of $38 (2007: $167); (ii) consulting fees of $30,000 (2007: $30,000-);
(iii) interest expense of $9,160 (2007: $6,911); (iv) legal and accounting $45,541 (2007: $54,099); (v) management fees of $55,400 (2007: $21,800); (vi)
marketing and promotion of $15,964 (2007: $188,431); (vii) mineral property development expenditures of $8,624 (2007: $250,000); (viii) office and miscellaneous of $9,528 (2007: $7,798); (ix) rent of $3,314 (2007: $192); (x)
stock based compensation of $3,822,500 (2007: $-0-); and (xi) transfer agent fees of $4,180 (2007: $1,834).

Expenses incurred during the three month period ended August 31, 2008 compared to the three month period ended August 31, 2007 increased primarily due to the increase in stock based compensation and management fees regarding services performed relating to the increased scale and scope of business operations of our interests in the Nose Rock Property and the Dalton Pass Property.

Our net loss during the three month period ended August 31, 2008 was ($4,004,249) compared to a net less of ($561,232) during the three month period ended August 31, 2007. The weighted average number of shares outstanding was 54,037,500 for the three month period ended August 31, 2008 (as increased in accordance with the 2008 Forward Stock Split) compared to 30,625,000 for the three month period ended August 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED AUGUST 31, 2008

As at the six month period ended August 31, 2008, our current assets were $23,799 and our current liabilities were $530,079, which resulted in a working capital deficiency of ($506,280). As at the six month period ended August 31, 2008, current assets were comprised of $22,139 in cash and prepaid expenses of $1,660. As at the six month period ended August 31, 2008, current liabilities were comprised of: (i) $80,867 in accounts payable and accrued liabilities; (ii) $46,397 due to related parties; and (iii) $402,815 in related party promissory note payable.

As at fiscal year ended February 29, 2008, our total assets were $336,260 comprised entirely of current assets. The decrease in total assets during the six month period ended August 31, 2008 from fiscal year ended February 29, 2008 was primarily due to the decrease in cash.

As at fiscal year ended February 29, 2008, our total liabilities were $441,733 comprised entirely of current liabilities. The increase in liabilities during the six month period ended August 31, 2008 from fiscal year ended February 29,

2008 was primarily due to the increase in accounts payable and accrued liabilities and related promissory note payable. See " - Material Commitments."

Stockholders' equity (deficit) increased from ($105,473) for fiscal year ended February 29, 2008 to ($506,280) for the six month period ended August 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2008, net cash flows used in operating activities was ($314,121) consisting primarily of a net loss of ($7,963,307). Net cash flows used in operating activities was adjusted by $7,562,500 for stock based compensation and $18,198 for accrued interest on shareholders loan. Net cash flows used in operating activities was further changed by $1,660 in increase in prepaid expenses, $45,551 in increase in accounts payable and accrued liabilities, and $24,597 in increase in amounts due to related parties. For the six month period ended August 31, 2007, net cash flows used in operating activities was ($325,045) consisting primarily of a net loss of ($569,522). Net cash flows used in operating activities was adjusted by $6,911 for accrued interest on shareholders loan. Net cash flows used in operating activities was further changed by a decrease of $300 in prepaid expenses, an increase of $208,629 in accounts payable and accrued liabilities, and an increase of $28,637 in amounts due to related parties. .

CASH FLOWS FROM INVESTING ACTIVITIES

For the six month period ended August 31, 2008 and August 31, 2007, net cash flows from investing activities was $-0-, respectively.


CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended August 31, 2008, net cash flows provided from financing activities was $-0- compared to $1,330,000 for the six month period ended August 31, 2007. Cash flows from financing activities for the six month period ended August 31, 2007 consisted of $330,000 in advances from related parties and $1,000,000 in common shares issued for cash. .

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

On February 26, 2008, we completed a private placement offering pursuant to which we issued 600,000 units at a price of $1.67 per unit (the "Units") for gross proceeds of $1,000,000. Each Unit consists of one share of restricted common stock and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $2.00 up to February 26, 2009. As at August 31, 2008, all of the warrants remain outstanding and unexercised.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and including our obligations to be incurred under the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement, we have the following material commitments.

RELATED PARTY PROMISSORY NOTE

A material commitment during fiscal year 2008 is the aggregate amount of $402,815 due and owing to one of our shareholders. On June 4, 2007, we issued a promissory note to the shareholder in the principal amount of $250,000 at an interest rate of 10% per annum. During fiscal year ended February 29, 2008, the shareholder advanced to us an additional $111,000 at an interest rate of 10% per annum. Thus, as of August 31, 2008, an aggregate of $402,815 is due and owing consisting of principal and interest in the amount of $361,000 and $41,815, respectively. The amount is unsecured and has no set terms of repayment.

MANAGERIAL FEES

A material commitment during fiscal year 2008 is the aggregate amount of $120,000 in consulting fees payable to two of our directors for services to be rendered. We are committed to pay each of the two directors a consulting fee of $10,000 per month on a month to month basis.

A further material commitment during fiscal year 2008 is the aggregate amount of $21,600 in fees payable to our former Chief Financial Officer for services to be rendered. We are committed to pay our former Chief Financial Officer and current director a consulting fee of $1,800 per month on a month to month basis.

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

An evaluation was conducted under the supervision and with the participation of our management, including Henry M. Fowlds, our prior Chief Financial Officer, William David Thomas, our current Chief Financial Officer, and Marek Kreczmer, our President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008. Based on that evaluation, Messrs. Fowlds, Thomas and Kreczmer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2008 and August 18, 2008, we authorized the further grant of 1,750,000 stock options to certain of our officers and directors, which are exercisable into an aggregate of 1,750,000 shares of our common stock at $3.00 per share for an exercise period of ten years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

RESIGNATION OF CHIEF FINANCIAL OFFICER/APPOINTMENT OF CHIEF FINANCIAL OFFICER

Effective on August 18, 2008, our Board of Directors accepted the resignation of Henry M. Fowlds as our Chief Financial Officer/Treasurer. Mr. Fowlds retains his position as a member of our Board of Directors. On the same date, our Board of Directors accepted the consent of William D. Thomas to act as our Chief Financial Officer/Treasurer and a director.

WILLIAM DAVID THOMAS has thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is also the chief financial officer and a member of the board of directors of Mainland Resources, Inc., a Nevada corporation that trades on the OTC Bulletin Board. Mr. Thomas has held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as business director of business services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007 he took on the role of chief financial officer for two public resource companies: Hana Mining Inc. and NWT Uranium Corp. Recently, Mr. Thomas resigned from NWT Uranium Corp., but will continue to serve as chief financial officer for Hana Mining Inc.

Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999) of Kerr McGee's China operations. While in China, Mr. Thomas was responsible for finance including Sarbanes Oxley reporting, budgeting, treasury, procurement,taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC) and other Chinese and joint venture partners.

Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee (JMC).

Mr. Thomas previously worked as manager of fixed asset accounting for Kerr McGee Corporation's US operations (1996), as finance director of Kerr McGee's UK operations based in London/Aberdeen (1992-1996), and Kerr McGee's Canadian operations in Calgary, Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career, he has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee.

Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee's worldwide operations. He was most notably involved in Kerr McGee's initial entry into both China and the UK North Sea - starts ups of local and expatriate personnel that eventually developed into core areas (over $1 billion), including the first operated offshore oil fields in China (CFD 1-1) and the UK (Gryphon). In his early career Mr. Thomas also held senior management positions in the finance divisions of Norcen Energy Ltd of Calgary, Alberta (1981-1984), Dennison Mines Ltd of Ontario Canada (1978-1981) and Algoma Steel Corporation of Sault Ste Marie, Ontario, Canada (1977). He was also a Senior Auditor for the accounting firm, Coopers & Lybrand in Toronto, Canada (1975-1977).

Mr. Thomas attained his Chartered Accountant (CA) designation from the Canadian Institute of Chartered Accountants in 1977. He holds an Honors Bachelor of Commerce and Finance from the University of Toronto, Ontario, Canada.

As of the date of this Quarterly Report, we have agreed with Mr. Thomas to enter into a one-year contract, which is currently being memoralized in writing. We granted to Mr. Thomas 750,000 Stock Options exercisable into 750,000 shares of our restricted common stock at $3.00 per share.

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

Currently Mr. Kreczmer is the chief executive officer/chief technical officer and a director of Hana Mining Ltd., which is a mineral company exploring the Ghanzi copper prospect in Botswana. He was previously the president/chief executive officer and a director of NWT Uranium Corp., a uranium company engaged in the exploration of uranium in Northern Quebec, Niger and Saskatchewan, Canada, and a director of Soho Resources Ltd., a company developing the Tahuehueto gold deposit in Mexico. In 1991, Mr. Kreczmer founded Tan Range Exploration Corporation (now Tanzanian Royalty Exploration Corporation), a company active in the Tanzania region of Africa which is listed on the TXS and AMEX. He served as its president through 2003. His professional background also includes work with Cameco Corporation, AGIP Canada Ltd., Granges Exploration Ltd. and Northern Canadian Minerals Inc.

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

ITEM 6. EXHIBITS

         Exhibits:

         31.1 Certification of of the registrant's Principal Executive Officer under the Exchange Act Rules Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

         31.2 Certification of of the registrant's Principal Financial Officer under Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act 2002.

         32.1 Certifications of the registrant's Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      URANIUM INTERNATIONAL CORP.

Dated: October 14, 2008               By: /s/ MAREK J. KRECZMER
                                      __________________________________________
                                      Marek J. Kreczmer, President and Chief
                                      Executive Officer


Dated: October 14, 2008               By: /s/ WILLIAM D. THOMAS
                                      __________________________________________
                                      William D. Thomas, Chief Financial Officer