Form 10-Q
period 2008-11-30
URANIUM INTERNATIONAL CORP.
filed 2009-01-14
CIK 1348788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANEG
    ACT OF 1934

                     For the period ended November 30, 2008

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                         Outstanding as of  January 8, 2009
Common Stock, $0.001                          54,037,500

                           URANIUM INTERNATIONAL CORP.

                                    Form 10-Q


                                                                            Page

Part 1.   FINANCIAL INFORMATION                                               4

Item 1.   FINANCIAL STATEMENTS
             Balance Sheets                                                   5
             Statements of Operations                                         6
             Statements of Cash Flows                                         7
             Notes to Financial Statements                                    8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         27

Item 4.   Controls and Procedures                                            27

Part II.  OTHER INFORMATION                                                  28

Item 1.   Legal Proceedings                                                  28

Item 1A.  Risk Factors                                                       28

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        28

Item 3.   Defaults Upon Senior Securities                                    29

Item 4.   Submission of Matters to a Vote of Security Holders                29

Item 5.   Other Information                                                  29

Item 6.   Exhibits                                                           32

PART I

ITEM 1. FINANCIAL STATEMENTS













                           URANIUM INTERNATIONAL CORP.
                         (an Exploration Stage Company)

                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)
                                NOVEMBER 30, 2008
                                   (Unaudited)


                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)

                                                                             November 30,       February 29,
                                                                                 2008               2008
____________________________________________________________________________________________________________
                                                                             (unaudited)           (audited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                      $      1,700       $    336,260
   Prepaid expenses                                                                14,178                  -
____________________________________________________________________________________________________________

TOTAL ASSETS                                                                 $     15,878       $    336,260
============================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities (Note 4)                         $    131,731       $     35,316
   Due to related parties (Note 5)                                                131,843             21,800
   Related party promissory note payable (Note 6)                                 461,840            384,617
____________________________________________________________________________________________________________

                                                                                  725,414            441,733
____________________________________________________________________________________________________________

NATURE OF OPERATIONS AND BASIS OF PRESENTATION,
COMMITMENTS AND SUBSEQUENT EVENTS (Notes 1, 9 and 10)

STOCKHOLDERS'  DEFICIT
   Capital stock (Note 7)
   Authorized
      375,000,000 shares of common stock, $0.001 par value
   Issued and outstanding
      54,037,500 shares of common stock (February 29, 2008 - 54,037,500)           54,038             54,038
   Additional paid-in capital                                                  22,375,278         14,812,778
   Warrants                                                                       183,084            183,084
   Deficit accumulated during the exploration stage                           (23,321,936)       (15,155,373)
____________________________________________________________________________________________________________

TOTAL  STOCKHOLDERS' DEFICIT                                                     (709,536)          (105,473)
____________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $     15,878       $    336,260
============================================================================================================



ON BEHALF OF THE BOARD:



____________________     Director              ____________________     Director
Marek J. Kreczmer                              Henry Martyn Fowlds


    The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)
                                                                                                                      October 11,
                                                                                                                         2004
                                                      Three months ended                Nine months ended           (inception) to
                                                         November 30,                      November 30,              November 30,
                                                    2008             2007             2008             2007              2008
__________________________________________________________________________________________________________________________________

GENERAL & ADMINISTRATIVE EXPENSES
   Write down of mineral property
      acquisition costs (Note 3)                 $         -     $  14,250,000     $         -     $ 14,500,000      $ 14,500,000
   Bank charges and interest                             198             2,724             304            2,938             3,560
   Consulting fees                                    45,822            23,500         135,822           53,500           209,522
   Interest expense                                    9,025             8,347          27,284           15,258            50,901
   Legal and accounting                               57,253            99,651         124,465          158,544           408,266
   Management fees (Note 5)                           80,400            65,400         256,200           87,200           426,800
   Marketing and promotion                            (4,070)         (159,981)         11,894           28,450            48,654
   Mineral property development expenditures               -                 -           8,624            1,500            22,743
   Office and miscellaneous                            9,607            20,503          23,020           28,301            53,764
   Rent                                                3,933             3,358          10,113            3,975            23,655
   Stock based compensation (Note 7)                       -                 -       7,562,500                -         7,562,500
   Transfer agent fees                                 1,088               525           6,337            3,884            11,571
__________________________________________________________________________________________________________________________________

TOTAL GENERAL &
   ADMINISTRATIVE EXPENSES                           203,256        14,314,027       8,166,563       14,883,550        23,321,936
__________________________________________________________________________________________________________________________________

NET LOSS                                         $  (203,256)    $ (14,314,027)    $(8,166,563)    $(14,883,550)     $(23,321,936)
==================================================================================================================================


BASIC AND DILUTED
   LOSS PER COMMON SHARE                         $     (0.01)    $       (0.41)    $     (0.15)    $      (0.42)
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                 54,037,500        34,855,769      54,037,500       35,334,091
===============================================================================================================


                      The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)

                                                                      Nine months      Nine months        October 11,
                                                                         ended            ended         2004 (inception)
                                                                      November 30,     November 30,     to November 30,
                                                                          2008             2007               2008
________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                            $ (8,166,563)    $(14,883,550)      $(23,321,936)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Accrued interest on shareholders loan                                 27,223           15,258             50,840
      Contributions to capital by related parties                                -                -             24,000
      Write down of mineral property acquisition costs (Note 3)                  -       14,500,000         14,500,000
      Stock based compensation (Note 7)                                  7,562,500                -          7,562,500
   Changes in operating assets and liabilities:
      Decrease (increase) in prepaid expenses                              (14,178)             300            (14,178)
      Increase in accounts payable and accrued liabilities                  96,415           63,235            131,731
      Increase in due to related parties                                   110,043            3,000            131,843
________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                     (384,560)        (301,757)          (935,200)
________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of mineral property interests (Note 3)                            -         (500,000)          (500,000)
________________________________________________________________________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES                                            -         (500,000)          (500,000)
________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from related parties (Note 6)                                   50,000          335,000            411,000
   Common shares issued for cash                                                 -        1,000,000          1,025,900
________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   50,000        1,335,000          1,436,900
________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                           (334,560)         533,243              1,700

CASH, BEGINNING                                                            336,260            4,038                  -
________________________________________________________________________________________________________________________

CASH, ENDING                                                          $      1,700     $    537,281       $      1,700
========================================================================================================================


                      The accompanying notes are an integral part of these financial statements


URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

NATURE AND CONTINUANCE OF OPERATIONS

Uranium International Corp. (the "Company") was incorporated under the laws of the State of Nevada on October 11, 2004 to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On May 24, 2007 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Ancor Resources, Inc.) would merge with its newly incorporated and wholly-owned subsidiary, Nu-Mex Uranium Corp. ("Nu-Mex"). This merger became effective as of June 4, 2007 and the Company, being the surviving entity, changed its name to Nu-Mex Uranium Corp. On February 26, 2008 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Nu-Mex) would merge with its newly incorporated and wholly-owned subsidiary, Uranium International Corp. ("NewCo"). This merger became effective as of March 11, 2008 and the Company, being the surviving entity, changed its name to Uranium International Corp. The Company intends to engage in the acquisition and exploration of uranium mining properties. The Company is in the exploration stage and its operations principally involve research and development, market analysis, property evaluation and other business planning activities, and no revenue has been generated to date.

Nu-Mex was incorporated on June 4, 2007 and NewCo was incorporated on March 11, 2008, both under the laws of the State of Nevada as then wholly-owned subsidiaries of the Company and at no time had any assets, liabilities or operations. Nu-Mex and NewCo were incorporated for the purposes of completing the merger and accordingly these transactions do not constitute business combinations and have no impact on the Company's financial position or results of operations.

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

The Company's financial statements as at November 30, 2008 and for the period then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $23,321,936 since inception and has working capital deficit of $709,536 as at November 30, 2008. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2008 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform to the current period's financial statement presentation.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


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

ASSET RETIREMENT OBLIGATIONS

The Company has adopted the provisions of SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of November 30, 2008, any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2008 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To November 30, 2008, the Company has not recorded any translation adjustments into stockholders' equity.

STOCK-BASED COMPENSATION

On June 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), "SHARE-BASED PAYMENT". The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123(R). The results for the prior periods were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the EITF in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS". SFAS 163 clarifies how SFAS 60, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES" applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for the Company's interim period commencing March 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which are effective for the Company's interim period commencing March 1, 2008. Management does not expect the adoption of SFAS 163 to have a material impact on the Company's financial position, cash flows and results of operations.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51" which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "BUSINESS COMBINATIONS". SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to June 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

NOTE 3 - MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


NOTE 3 - MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(A)  NOSE ROCK PROPERTY (CONTINUED)

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

On November 18, 2008 the Company has entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements.

Pursuant to the terms of the termination agreement, Strathmore is required to return to the Company's treasury for cancellation, the 7,500,000 shares registered in the name of Strathmore. To date, these shares have not been returned nor cancelled. Upon completion of the termination agreement, all obligations of Strathmore and the Company pertaining to the Nose Rock Property Option Agreements will be terminated (Note 7).

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


NOTE 3 - MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(B)  DALTON PASS PROPERTY (CONTINUED)

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

On November 18, 2008 the Company has entered into a written agreement with Strathmore to terminate the Dalton Pass Property Option Agreement.

Upon completion of the termination agreement, all obligations of Strathmore and the Company pertaining to the Dalton Pass Property Option Agreement will be terminated.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
________________________________________________________________________________

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

NOTE 5 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The Company incurred the following transactions with related parties during the period ended November 30, 2008:

     i. Paid or accrued management fees of $150,000 (2007 - $Nil) to the former president and director of the Company.

     ii. Paid or accrued management fees of $90,000 (2007 - $Nil) to a director of the Company.

     iii. Paid or accrued management fees of $16,200 (2007 - $Nil) to a director and former chief financial officer of the Company.

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


NOTE 6 - RELATED PARTY PROMISSORY NOTE
________________________________________________________________________________

The related  party  promissory  note  payable of  $461,840 at November  30, 2008 consists of principal and accrued interest payable of $411,000 and $50,840 respectively. These amounts are unsecured, bear interest at 10% per annum and have no set terms of repayment. On June 4, 2007 the Company signed a promissory note with a shareholder of the Company for $250,000 at a rate of 10% per annum. During the year ended February 29, 2008 and the period ended November 30, 2008, the same shareholder advanced the Company an additional $111,000 and $50,000 respectively at a rate of 10% per annum.

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

     viii. On February 26, 2008, the Company issued 600,000 units at a price of $1.67 per unit for proceeds of $1,000,000. Each unit consists of one common share and one half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $2.00 up to February 26, 2009. As at November 30, 2008, all of the related warrants in this series remain outstanding.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


NOTE 7 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

On November 18, 2008 the Company has entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements. Pursuant to the terms of the termination agreement, Strathmore is required to return to the Company's treasury for cancellation, the 7,500,000 shares registered in the name of Strathmore. To date, these shares have not been returned nor cancelled (Note 3(a)).

SHARE PURCHASE WARRANTS

The following share purchase warrants were outstanding at November 30, 2008:

                                                      REMAINING
                    EXERCISE         NUMBER          CONTRACTUAL
                     PRICE         OF WARRANTS       LIFE (YEARS)

                           $

     Warrants           2.00           300,000           0.24
                                       _______

                                       300,000
                                       _______

The following is a summary of warrant activities during the period end November 30, 2008:

                                         NUMBER OF     WEIGHTED AVERAGE
                                          WARRANTS       EXERCISE PRICE
                                                                      $

Outstanding and exercisable at
   February 29, 2008                       300,000                 2.00

Granted                                          -                    -
Exercised                                        -                    -
Expired                                          -                    -
                                         _________     ________________

Outstanding and exercisable at
   November 30, 2008                       300,000                 2.00
                                         =========     ================

Weighted average fair value of
   warrants issued during the period                                  -
                                                       ================

The weighted average grant date fair value of warrants issued during the year ended February 29, 2008, amounted to $0.61 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                                       2008

         Risk free interest rate                                      4.10%
         Expected life                                               1 Year
         Annualized volatility                                       74.54%
         Expected dividends                                               -

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


NOTE 7 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

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

The following stock options were outstanding at November 30, 2008

                       EXERCISE         NUMBER            REMAINING
                          PRICE     OF OPTIONS     CONTRACTUAL LIFE
                                                            (YEARS)
                              $

     Stock Options         1.75      2,750,000                 9.34
                           3.00      1,750,000                 9.66
                                     _________

                                     4,500,000
                                     _________

The following is a summary of stock option activities during the period end November 30, 2008:

                                 NUMBER OF       WEIGHTED AVERAGE
                                   OPTIONS         EXERCISE PRICE
                                                                $

Outstanding and exercisable
   at February 29,  2008                 -                      -

Granted during the period        4,500,000                   2.24
Exercised during the period              -                      -
Expired during the period                -                      -
                                 _________       ________________

Outstanding and exercisable
   at November 30, 2008          4,500,000                   2.24
                                 =========       ================

Weighted average fair value
   of options granted during
   the period                                                1.68
                                                 ================

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


NOTE 8 - INCOME TAXES
________________________________________________________________________________

As at November 30, 2008, the Company has an unused net operating loss carryforward balance of approximately $15,735,500 may be available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2025 to 2029. There are no current or deferred tax expenses for the period ended November 30, 2008 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

NOTE 9 - COMMITMENTS
________________________________________________________________________________

On August 24, 2007, the company agreed to pay two directors of the Company consulting fees of $10,000 per month each on a month to month basis and to pay the director and former Chief Financial Officer of the Company consulting fees of $1,800 per month on a month to month basis (Note 5).

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

NOTE 10 - SUBSEQUENT EVENTS
________________________________________________________________________________

Effective December 16, 2008 the Company entered into a written Letter Option Agreement with Geoforum Scandinavia AB for the exclusive option to acquire a 100% undivided interest in four mineral properties in Sweden, subject to the 3% NSR royalty. The Company has until February 28, 2009 to conduct its due diligence and then, to proceed to enter into a more formal option agreement with Geoforum Scandinavia AB. Until then, the Letter Option Agreement remains binding between the parties.

On December 31, 2008, the Company received the resignation of Ganpat Mani as the Director of the Board. This resignation was effective December 31, 2008.

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

The 2008 Forward Stock Split was effectuated with a record date of March 11, 2008 upon filing the appropriate documentation with NASDAQ. The 2008 Forward Stock Split increased our issued and outstanding shares of common stock from 36,025,000 to approximately 54,037,500 shares of common stock. The current authorized share capital continues to be 375,000,000 shares of common stock with a par value of $0.001 per share.

CURRENT BUSINESS OPERATIONS

We are an international resource exploration company currently engaged in the exploration and development of uranium projects with the goal of developing producing uranium operations from a portfolio of significant uranium projects.

GEOFORUM SCANDANAVIA AB

Effective on December 16, 2008, our Board of Directors authorized the execution of a letter option agreement (the "Option") with Geoforum Scandanavia AB ("Geoforum"). Pursuant to the terms and provisions of the Option, Geoforum granted to us an irrevocable right to acquire up to a 100% undivided interest in four properties, the Laisback Property, the Pustaberget Property, the Langtrask Property and the Ravergerget Property (collectively, the "Properties") located in the Kingdom of Sweden. In furtherance of the terms and provisions of the Option, we shall pay to Geoforum an aggregate of $225,000 over seven years as follows: (i) $25,000 upon execution of a definitive and formal purchase and sale agreement on or before the earlier of the expiration of the due diligence period ending February 28, 2009 (the "Effective Date"); (ii) $25,000 upon the expiration of six months from the Effective Date; (iii) $25,000 upon the first twelve month anniversary of the Effective Date (the "Anniversary Date"), and upon each and every Anniversary Date thereafter until either the Option is exercised and we acquire a 100% undivided interest in the Properties or the Option is terminated; (iv) issuance of 50,000 shares of our restricted common stock upon the first Anniversary Date; and (v) issuance of 50,000 shares of our restricted common stock upon the second Anniversary Date.

We will also be responsible for incurring exploration expenses of approximately $3,700,000 over the seven year period as follows: (i) after the Effective Date and prior to the first Anniversary Date, $300,000 in work expenditures; (ii) between the first and second Anniversary Dates, $400,000 in work expenditures;
(iii) between the third and seventh Anniversary Date, $3,000,000 in work expenditures. We also have the option to extend the period in which to incur the exploration expenses from seven years to nine years by paying Geoforum an additional $150,000.

We have entered into the Option with the intent of acquiring and developing the Properties for uranium. We have until February 28, 2009 to conduct our due diligence and if advisable to enter into a definitive agreement.

NOSE ROCK, NEW MEXICO
DALTON PASS,  NEW MEXICO

Effective June 18, 2007, our Board of Directors authorized the execution of a letter of intent dated June 14, 2007 (the "Letter of Intent") with Strathmore Resources (US) Inc. ("Strathmore"). The Letter of Intent established the basic terms upon which the Company would be prepared to enter into an option and joint venture with Strathmore to explore and, if warranted, develop Strathmore's Nose Rock properties located northeast of Crown Point within the Grants Mineral Belt in the State of New Mexico (collectively, the "Nose Rock Property") and Strathmore's Dalton Pass properties between the Church Rock and Crown Point. Our Board of Directors approved the execution of an option and joint venture agreement dated September 14, 2007 (the "Nose Rock Option and Joint Venture Agreement") with Strathmore. Our Board of Directors approved the execution of an option and joint venture agreement dated October 5, 2007 (the "Dalton Pass Option and Joint Venture Agreement") with Strathmore.

Pursuant to the terms of the Nose Rock Option and Joint Venture Agreement: (i) Strathmore granted to us the sole and exclusive right to acquire up to a 65% interest in the Nose Rock Property; (ii) we paid $250,000 to Strathmore on September 14, 2007 (the "Effective Date"); and (iii) we issued to Strathmore 7,500,000 shares of our restricted common stock on the Effective Date. Pursuant to the terms and provisions of the Dalton Pass Option and Joint Venture
Agreement: (i) Strathmore granted to us the sole and exclusive right and option to acquire up to a 65% interest in the Dalton Pass Property: and (ii) we paid $250,000 to Strathmore.

In accordance with the further terms and provisions of the Nose Rock Option and Joint Venture Agreement, we were required to incur a minimum of $44,500,000 in work expenditures on the Nose Rock Property in accordance with the following schedule: (i) $1,000,000 on or before the first anniversary of the Effective Date; (ii) a further $1,000,000 on or before the second anniversary of the Effective Date; (iii) a further $1,500,000 on or before the third anniversary of the Effective Date; (iv) a further $10,000,000 on or before the fourth anniversary of the Effective Date; (v) a further $10,000,000 on or before the fifth anniversary of the Effective Date; and (vi) a further $10,000,000 on or before the sixth anniversary of the Effective Date; and (vii) a further $11,000,000 on or before the seventh anniversary of the Effective Date.

In accordance with the further terms and provisions of the Dalton Pass Option and Joint Venture Agreement, we were required to incur a minimum of $16,750,000 in work expenditures on the Dalton Pass Property (the "Expenditures") and make additional payments of $1,000,000 in cash or stock to Strathmore in accordance with the following schedule: (i) $1,000,000 in Expenditure Costs plus a $250,000 payment in cash or stock on or before October 5, 2008; (ii) a further $2,000,000 in Expenditure Costs plus a $250,000 payment in cash or stock on or before on or October 5, 2009; (iii) a further $2,750,000 in Expenditure Costs plus a $250,000 payment in cash or stock on or before October 5, 2010; (iv) a further $3,000,000 in Expenditure Costs plus a $250,000 payment in cash or stock on or before October 5, 2011; (v) a further $4,000,000 in Expenditure Costs on or before October 5, 2012; and (vi) a further $4,000,000 in Expenditure Costs on or before October 5, 2013.

TERMINATION OF NOSE ROCK OPTION AND JOINT VENTURE AGREEMENT AND DALTON PASS OPTION AND JOINT VENTURE AGREEMENT.

Effective November 17, 2008, we entered into a termination agreement with Strathmore (the "Termination Agreement"), pursuant to which the parties agreed that the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement were both terminated. The Nose Rock Option Agreement was terminated as a result of us not providing the 7,500,000 shares of our restricted common stock to Strathmore. The Dalton Pass Option Agreement was terminated as a result us not incurring the $1,000,000 of expenditure costs, which non-incurrence was due to events or circumstances beyond our control. As a result of the Termination Agreement, the 7,500,000 shares of restricted common stock issued to Strathmore have been returned to treasury for cancellation. As a further result of the Termination Agreement, the parties agreed that all obligations and duties of the respective parties under the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement have been terminated.

As of the date of this Quarterly Report, we are reviewing other potential uranium properties.

RESULTS OF OPERATION

We are an exploration stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital the sale of equity or debt securities.

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the nine month period ended November 30, 2008 and November 30, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.


RESULTS OF OPERATION

                                                                  FOR THE PERIOD FROM
                                   NINE MONTH PERIOD ENDED         OCTOBER 11, 2004
                                    NOVEMBER 30, 2008 AND           (INCEPTION) TO
                                      NOVEMBER 30, 2007            NOVEMBER 30, 2008
                                _____________________________     ___________________
                                   2008              2007
                                ___________      ____________

Expenses
   Write down of mineral                -0-        14,500,000          14,500,000
   property acquisition

   Bank charges and                     304             2,938               3,560
   interest

   Consulting Fees                  135,822            53,500             209,522

   Interest expense                  27,284            15,258              50,901

   Legal and accounting             124,465           158,544             408,266

   Management fees                  256,200            87,200             426,800

   Marketing and promotion           11,894            28,450              48,654

   Mineral property                   8,624             1,500              22,743
   development expenditures

   Office and miscellaneous          23,020            28,301              53,764

   Rent                              10,113             3,975              23,655

   Stock based compensation       7,562,500               -0-           7,562,500

   Transfer agent fees                6,337             3,884              11,571

Net Loss                        ($8,166,563)     ($14,883,550)       ($23,321,936)


We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

NINE MONTH PERIOD ENDED NOVEMBER 30, 2008 COMPARED TO NINE MONTH PERIOD ENDED NOVEMBER 30, 2007.

Our net loss for the nine month period ended November 30, 2008 was ($8,166,563) compared to a net loss of ($14,883,550) during the nine month period ended November 30, 2007 (a decrease of $6,716,987). During the nine month periods ended November 30, 2008 and November 30, 2007, we did not generate any revenue.

During the nine month period ended November 30, 2008, we incurred expenses of $8,166,563 compared to $14,883,550 incurred during the nine month period ended November 30, 2007 (a decrease of $6,716,987). These expenses incurred during the nine month period ended November 30, 2008 consisted of: (i) write down of mineral property acquisition costs of $-0- (2007: $14,500,000); (ii) bank charges and interest of $304 (2007: $2,938); (iii) consulting fees of $135,822 (2007: $53,500); (iv) interest expense of $27,284 (2007: $15,258); (v) legal and accounting  $124,465 (2007:  $158,544);  (vi) management fees of $256,200 (2007:
$87,200);  (vii)  marketing and  promotion of $11,894  (2007:  $28,450);  (viii)
mineral property development expenditures of $8,624 (2007: $1,500); (ix) office and miscellaneous of $23,207 (2007: $28,301); (x) rent of $10,113 (2007:
$3,975);  (xi) stock based  compensation of $7,562,500  (2007:  $-0-); and (xii)
transfer agent fees of $6,337 (2007: $3,884).

Expenses incurred during the nine month period ended November 30, 2008 compared to the nine month period ended November 30, 2007 decreased primarily due to the write down of mineral property acquisition costs of $-0- compared to $14,500,000 incurred during the nine months ended November 30, 2007, which was offset by stock based compensation of $7,562,500 incurred during the nine months ended November 30, 2008.

Our net loss during the nine month period ended November 30, 2008 was ($8,166,563) compared to a net loss of ($14,883,550) during the nine month period ended November 30, 2007. The weighted average number of shares outstanding was 54,037,500 for the nine month period ended November 30, 2008 (as increased in accordance with the 2008 Forward Stock Split) compared to 35,334,091 for the nine month period ended November 30, 2007.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2008 COMPARED TO THREE MONTH PERIOD ENDED NOVEMBER 30, 2007.

Our net loss for the three month period ended November 30, 2008 was ($203,256) compared to a net loss of ($14,314,027) during the three month period ended November 30, 2007 (a decrease of $14,110,771). During the three month periods ended November 30, 2008 and November 30, 2007, we did not generate any revenue.

During the three month period ended November 30, 2008, we incurred expenses of $203,256 compared to $14,314,027 incurred during the three month period ended November 30, 2007 (a decrease of $14,110,771). These expenses incurred during the three month period ended November 30, 2008 consisted of: (i) write down of mineral property acquisition costs of $-0- (2007: $14,250,000; (ii) bank charges and interest of $198 (2007: $2,724); (iii) consulting fees of $45,822 (2007:
$23,500);  (iv)  interest  expense  of  $9,025  (2007:  $8,347);  (v)  legal and accounting  $57,253  (2007:  $99,651);  (vi)  management  fees of $80,400 (2007:
$65,400); (vii) marketing and promotion of ($4,070) (2007:  ($159,981));  (viii)
office and miscellaneous of $9,607 (2007:  $20,503);  (ix) rent of $3,933 (2007:
$3,358); and (x) transfer agent fees of $1,088 (2007: $525).

Expenses incurred during the three month period ended November 30, 2008 compared to the three month period ended November 30, 2007 decreased primarily due to the write down of mineral property acquisition costs of $-0- compared to $14,250,000 incurred during the three months ended November 30, 2007.

Our net loss during the three month period ended November 30, 2008 was ($203,256) compared to a net less of ($14,314,027) during the three month period ended November 30, 2007. The weighted average number of shares outstanding was 54,037,500 for the three month period ended November 30, 2008 (as increased in accordance with the 2008 Forward Stock Split) compared to 34,855,769 for the three month period ended November 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED NOVEMBER 30, 2008

As at the nine month period ended November 30, 2008, our current assets were $15,878 and our current liabilities were $725,414, which resulted in a working capital deficiency of ($709,536). As at the nine month period ended November 30, 2008, current assets were comprised of $1,700 in cash and prepaid expenses of $14,178. As at the nine month period ended November 30, 2008, current liabilities were comprised of: (i) $131,731 in accounts payable and accrued liabilities; (ii) $131,843 due to related parties; and (iii) $461,840 in related party promissory note payable.

As at fiscal year ended February 29, 2008, our total assets were $336,260 comprised entirely of current assets. The decrease in total assets during the nine month period ended November 30, 2008 from fiscal year ended February 29, 2008 was primarily due to the decrease in cash.

As at fiscal year ended February 29, 2008, our total liabilities were $441,733 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended November 30, 2008 from fiscal year ended February 29, 2008 was primarily due to the increase in accounts payable and accrued liabilities and related promissory note payable. See " - Material Commitments."

Stockholders' deficit increased from ($105,473) for fiscal year ended February 29, 2008 to ($709,536) for the nine month period ended November 30, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2008, net cash flows used in operating activities was ($384,560) consisting primarily of a net loss of ($8,166,563).

Net cash flows used in operating activities was adjusted by $7,562,500 for stock based compensation and $27,223 for accrued interest on shareholders loan. Net cash flows used in operating activities was further changed by a $14,178 increase in prepaid expenses, a $96,415 in increase in accounts payable and accrued liabilities, and a $110,043 increase in amounts due to related parties. For the nine month period ended November 30, 2007, net cash flows used in operating activities was ($301,757) consisting primarily of a net loss of ($14,883,550). Net cash flows used in operating activities was adjusted by $15,258 for accrued interest on shareholders loan and $14,500,000 write down of mineral property acquisition costs. Net cash flows used in operating activities was further changed by a decrease of $300 in prepaid expenses, an increase of $63,236 in accounts payable and accrued liabilities, and an increase of $3,000 in amounts due to related parties.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine month period ended November 30, 2008, net cash flows from investing activities was $-0- ( 2007: $500,000).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended November 30, 2008, net cash flows provided from financing activities was $50,000 in advances from related parties compared to $1,335,000 for the nine month period ended November 30, 2007. Cash flows from financing activities for the nine month period ended November 30, 2007 consisted of $335,000 in advances from related parties and $1,000,000 in common shares issued for cash. .

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) exploration of properties; (ii) possible drilling initiatives on current properties and future properties; and
(iii) future property acquisitions. We intend to finance these expenses with further issuances of securities and debt. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

On February 26, 2008, we completed a private placement offering pursuant to which we issued 600,000 units at a price of $1.67 per unit (the "Units") for gross proceeds of $1,000,000. Each Unit consists of one share of restricted common stock and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $2.00 up to February 26, 2009. As at November 30, 2008, all of the warrants remain outstanding and unexercised.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and after termination of our obligations to be incurred under the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement, we have the following material commitments.

RELATED PARTY PROMISSORY NOTE

A material commitment during fiscal year 2008 is the aggregate amount of $461,840 due and owing to one of our shareholders. On June 4, 2007, we issued a promissory note to the shareholder in the principal amount of $250,000 at an interest rate of 10% per annum. During fiscal year ended February 29, 2008, the shareholder advanced to us an additional $111,000 at an interest rate of 10% per annum. During the nine month period ended November 30, 2008, the shareholder advanced to us an additional $50,000 at an interest rate of 10% per annum. Thus, as of November 30, 2008, an aggregate of $461,840 is due and owing consisting of principal and interest in the amount of $411,000 and $50,840, respectively. The amount is unsecured and has no set terms of repayment.

MANAGERIAL FEES

During the nine month period ended November 30, 2008, we paid an aggregate of $240,000 in consulting fees to two of our directors for services rendered. We also paid an aggregate of $16,200 in fees to our former Chief Financial Officer for services rendered. We are committed to continue to pay each of the two directors a consulting fee of $10,000 per month on a month to month basis and to pay the former Chief Financial Officer a consulting fee of $1,800 per month on a month to month basis.

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

An evaluation was conducted under the supervision and with the participation of our management, including Henry M. Fowlds, our prior Chief Financial Officer, William David Thomas, our current Chief Financial Officer, and Marek Kreczmer, our President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008. Based on that evaluation, Messrs. Fowlds, Thomas and Kreczmer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the nine month period ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

RESIGNATION OF MEMBER OF THE BOARD OF DIRECTORS

Effective on December 31, 2008, our Board of Directors accepted the resignation of Ganpat Mani as a member of the Board of Directors. There were no disagreements or disputes between us and Mr. Mani. Therefore, as of the date of this Quarterly Report, our Board of Directors remains comprised of Marek Kreczmer, Henry Fowlds, William Thomas, Richard Cherry, Jas Butalia and James Douglas Brown.

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

ITEM 6. EXHIBITS

         Exhibits:

10.1 Letter Option Agreement dated December 9, 2008 betwwen Uranium International Corp. and Geoforum Scandinavia AB. (1)

31.1 Certification of the registrant's Principal Executive Officer under the Exchange Act Rules Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2 Certification of the registrant's Principal Financial Officer under Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act 2002.

32.1 Certifications of the registrant's Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit with the Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 19, 2008.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   URANIUM INTERNATIONAL CORP.


Dated: January 14, 2009
                                   By: /s/ MAREK J. KRECZMER
                                       _________________________________________
                                           Marek J. Kreczmer
                                           President and Chief Executive Officer


Dated: January 14, 2009
                                   By: /s/ WILLIAM D. THOMAS
                                       _________________________________________
                                           William D. Thomas
                                           Chief Financial Officer