Form 10-K/A
period 2008-02-29
URANIUM INTERNATIONAL CORP.
filed 2009-04-21
CIK 1348788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

This Annual Report is being amended in response to comments provided by the Securities and Exchange Commission in its letter dated February 27, 2009.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Uranium International Corp. was incorporated under the laws of the State of Nevada in October 2004 under the name "Ancor Resources Inc." We are engaged in the business of acquisition and exploration of uranium properties in the United States. As of the date of this Annual Report, our main focus is now the identification, acquisition and exploration of uranium properties, which has resulted in the acquisition of our interest in the properties discussed below. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our properties, and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.


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

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer, Inc., 2470 Saint Rose Parkway, Suite 304, Henderson, Nevada 89074

CURRENT BUSINESS OPERATIONS

We are an international resource exploration company currently engaged in the acquisition and exploration of uranium projects with the goal of developing producing uranium operations from a portfolio of significant uranium projects.
Our foundational group of assets consists of the Nose Rock Property and the Dalton Pass Property as more fully described below. We have entered into agreements with Strathmore Minerals Corp. to earn a 65% interest in each of the two projects based on their joint-venture development.

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

Uranium mineralization is concentrated by a dark-gray to black substance that has been identified as humate derived from decaying vegetation. Black ore is truncated by overlying sandstone in at least two ore deposits, documenting an early age of mineralization. Ore deposits vary greatly in size and shape, generally occur in clusters, and often are difficult targets for drilling. Current exploration is largely a process of drilling in stages to (1) delineate favorable from unfavorable ground on a wide-spacing, (2) seek mineralization in favorable ground, and (3) conduct closely spaced drilling in mineralized areas. Criteria for favorability differ among exploration groups but generally includes: (i) the presence of a host sandstone; (ii) anomalous mineralization;
(iii) color of host rock; (iv) presence of carbonaceous matter; and (v) position of area with respect to mineralized trends.

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

ACQUISITION AND EXPLORATION OF URANIUM PROPERTIES

The requirement to raise further funding for uranium acquisition and exploration beyond that obtained for the next six month period may be dependent on the outcome of geological and engineering testing occurring over this interval.
Based upon the completion of current property evaluations on the Nose Rock Property and the Dalton Pass Property, and if results provide the basis to continue and geological studies indicate high probabilities of sufficient uranium production quantities, we will attempt to raise capital to further our programs, build production infrastructure, and raise additional capital for further acquisitions. This includes the following activity:

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

     o    Raise funding for uranium exploration.

     o Target further leases for exploration potential and obtain further funding to acquire new targets.

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

Exploration activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. Our activities may be subject to certain federal, state and local laws and regulations, relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations does not appear to have a future material effect on our operations or financial condition to date. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether national or local, are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

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

         WE ARE RELATIVELY A NEW ENTRANT INTO THE URANIUM EXPLORATION INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY.

Since inception, our activities have been limited to organizational efforts and obtaining working capital. It has only been since 2007 that our business operations and focus is on acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of uranium acquisition and exploration is subject to many risks and if uranium is found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond our control. The potential profitability of mining uranium properties if economic quantities of uranium is found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of uranium; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions;
(xi)  unavailability  of  materials  and  equipment;  and (xii) the  failure  of equipment or processes to operate in accordance with specifications or expectations.

         THE RISKS ASSOCIATED WITH EXPLORATION AND, IF APPLICABLE, MINING COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGE, DELAYS IN MINING, MONETARY LOSSES AND POSSIBLE LEGAL LIABILITY.

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

         URANIUM EXPLORATION AND MINING ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS, WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS.

Uranium exploration and future potential uranium mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

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


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)

We have audited the balance sheets of URANIUM INTERNATIONAL CORP. (the "Company") as at 29 February 2008 and 28 February 2007 and the related statements of operations, cash flows and changes in stockholders' deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 29 February 2008 and 28 February 2007 and the results of its operations, cash flows and changes in stockholders' equity (deficiency) for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



URANIUM INTERNATIONAL CORP.
(FORMERLY NU-MEX URANIUM CORP.)
(AN EXPLORATION STAGE COMPANY)
Statement of Changes in Stockholders' Equity (Deficiency)
(Expressed in U.S. Dollars)
__________________________________________________________________________________________________________________________
                                                                                                 DEFICIT,
                                                                    ADDITIONAL                 DURING THE    SHAREHOLDERS'
                                            NUMBER OF    CAPITAL       PAID-IN                EXPLORATION           EQUITY
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

         The Agreement further contemplates that, provided that the Company is not in default, (i) the Company will have acquired a 25% interest in the Property once the Company has incurred $13,500,000 of its total $44,500,000 in work commitment expenditures, and (ii) the Company will have acquired an additional 40% interest in the Property once the Company has incurred the remaining $31,000,000 of its total $44,500,000 in work commitment expenditures. However, subject to the terms of the Agreement, Strathmore has the right to retain or earn back a 16% interest in the Property by paying $25,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration of the Property. After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back 16% interest), each of the Company and Strathmore will contribute to the costs with respect to the Property in accordance with their proportionate share ownership in the Property.

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

         The Company will earn a 25% interest in the Property once the Company has completed its commitments (Expenditure Costs of $8,750,000 and cash/stock of $1,000,000) on or before 5 October 2011. The Company will earn an additional 40% interest in the Property once the Company has completed its additional commitments ($8,000,000 in work) on or before 5 October 2013. However, subject to the terms of the Agreement, Strathmore has the right to retain or earn back a 16% interest in property by paying $8,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration of the Property. After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), then each of the Company and Strathmore will contribute to the costs with respect to the Property in accordance with their proportionate ownership interest in the Property.

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

                                                    URANIUM INTERNATIONAL CORP.



Dated: April 21, 2009                               By: /s/ MAREK J. KRECZMER
                                                         _______________________
                                                            Marek J. Kreczmer,
                                                            President/Chief
                                                            Executive Officer


Dated: April 21, 2009                               By: /s/ WILLIEM D. THOMAS
                                                         _______________________
                                                            William D. Thomas,
                                                            Treasurer/Chief
                                                            Financial Officer