Form 10-K/A
period 2008-02-29
URANIUM INTERNATIONAL CORP.
filed 2009-05-28
CIK 1348788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           URANIUM INTERNATIONAL CORP.

                                   Form 10-KSB


                                    Part I.

Item 1.      Description of Business                                           6

Item 2.      Description of Property                                          23

Item 3.      Legal Proceedings                                                24

Item 4.      Submission of Matters to a Vote of Security Holders              24

                                    Part II.

Item 5.      Market for Common Equity and Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities         24

Item 6.      Management's Discussion and Analysis and Plan of Operation       28

Item 7.      Financial Statements                                             34

Item 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         56

Item 8A.     Controls and Procedures                                          56

Item 8A(T).  Controls and Procedures                                          57

Item 8B.     Other Information                                                57

                                    Part III

Item 9.      Directors, Executive Officers, Promoters, Control Persons
             and Corporate Governance; Compliance With Section 16(a) of
             the Exchange Act                                                 57

Item 10.     Executive Compensation                                           61

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       63

Item 12.     Certain Relationships and Related Transactions and Director
             Independence                                                     65

Item 13.     Exhibits                                                         66

Item 14.     Principal Accountant Fees and Services                           67

Signatures                                                                    68

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

This Annual Report is being amended in response to comments provided by the Securities and Exchange Commission in its letter dated May 6, 2009. The auditor's report has been revised and certain disclosure regarding historical demonstrated resources has been deleted.

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

NOTES TO FINANCIAL STATEMENTS.

                          URANIUM INTERNATIONAL CORP.
                        (FORMERLY NU-MEX URANIUM CORP.)
                         (AN EXPLORATION STAGE COMPANY)


                              Financial Statements
                          (Expressed in U.S. Dollars)
                                29 FEBRUARY 2008

JAMES STAFFORD
________________________________________________________________________________
                                James Stafford
                                Chartered Accountants
                                Suite 350 - 1111 Melville Street
                                Vancouver, British Columbia
                                Canada V6E 3V6
                                Telephone +1 604 669 0711
                                Facsimile +1 604 669 0754
                                *Incorporated professional, James Stafford, Inc.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)


We have audited the balance sheets of URANIUM INTERNATIONAL CORP. (the "Company") as at 29 February 2008 and 28 February 2007 and the related statements of operations, cash flows and changes in stockholders' equity (deficiency) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



                                                       /s/ JAMES STAFFORD
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada

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



Dated: May 27, 2009

                                                  By: /s/ MAREK J. KRECZMER
                                                         _______________________
                                                          Marek J. Kreczmer,
                                                          President/Chief
                                                          Executive Officer


Dated: May 27, 2009

                                                  By: /s/ WILLIAM D. THOMAS
                                                         _______________________
                                                          William D. Thomas,
                                                          Treasurer/Chief
                                                          Financial Officer