Form 10-K/A
period 2008-02-29
URANIUM INTERNATIONAL CORP.
filed 2009-05-28
CIK 1348788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 3 TO
                                   FORM 10-K/A


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

The Annual Report is being amended in response to verbal comment provided by the Securities and Exchange Commission. The disclosure has been revised to delete the table referencing the inferred resources.

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



Dated: May 28, 2009

                                                  By: /s/ MAREK J. KRECZMER
                                                         _______________________
                                                          Marek J. Kreczmer,
                                                          President/Chief
                                                          Executive Officer


Dated: May 28, 2009

                                                  By: /s/ WILLIAM D. THOMAS
                                                         _______________________
                                                          William D. Thomas,
                                                          Treasurer/Chief
                                                          Financial Officer