Form 10-K
period 2009-02-28
URANIUM INTERNATIONAL CORP.
filed 2009-05-29
CIK 1348788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 2009

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

                                 Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers revenues for its most recent fiscal year $ -0-. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. May 12, 2009: $23,971,875.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Class Outstanding as of May 12, 2009 Common Stock, $0.001 54,037,500 * *Increased from 36,025,000 shares of common stock to 54,037,500 shares of common stock based upon the forward stock split of
1.5 shares for each one share issued and outstanding effected on the market as of March 15, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           URANIUM INTERNATIONAL CORP.
                                    FORM 10-K

INDEX

Item 1.              Business                                                  6

Item 1A.             Risk Factors                                             14

Item 1B.             Unresolved Staff Comments                                23

Item 2.              Properties                                               23

Item 3.              Legal Proceedings                                        23

Item 4.              Submission of Matters to a Vote of Security Holders      23

Item 5.              Market for Registrant's Common Equity, Related
                     Stockholder Matters and Issuer Purchases of Equity
                     Securities                                               24

Item 6.              Selected Financial Data                                  28

Item 7.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operation                       30

Item 7A.             Quantity and Qualitative Disclosure About Market
                     Risks

Item 8.              Financial Statements and Supplemental Data               36

Item 9.              Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure                      57

Item 9A.             Controls and Procedures                                  57

Item 9B              Other Information                                        59

Item 10.             Directors, Executive Officers and Corporate Governance   59

Item 11.             Executive Compensation                                   65

Item 12.             Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters               69

Item 13.             Certain Relationships and Related Transactions and
                     Director Independence                                    71

Item 14.             Principal Accountant Fees and Services                   72

Item 15.             Exhibits and Financial Statement Schedules               72

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Uranium International Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

GLOSSARY

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

ROLL FRONT DEPOSIT - A sandstone uranium deposit formed in an aquifer through which uranium bearing groundwater flows. The uranium and other metals dissolved in the ground water precipitate out of the ground water and forms a uranium deposit. Roll front deposits are most typically mined by in-situ methods.

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

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Uranium International Corp. was incorporated under the laws of the State of Nevada in October 2004 under the name "Ancor Resources Inc." On June 4, 2007, we filed Articles of Merger with the Nevada Secretary of State (the "2007 Articles of Merger"). In accordance with the terms and provisions of the 2007 Articles of
Merger: (i) we effectuated a merger with our wholly-owned subsidiary, Nu-Mex Uranium Corp. as a parent/subsidiary merger, whereby we were the surviving corporation; (ii) the merger became effective as of June 6, 2007 pursuant to
Section 92A.180 of the Nevada Revised Statutes; and (iii) our Articles of Incorporation were amended to change our name to "Nu-Mex Uranium Corp.". In accordance with Section 92.180 of the Nevada Revised Statutes, shareholder approval was not required. We decided to change our name to better reflect our focus on exploration for uranium.

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

We are engaged in the business of acquisition and exploration of uranium properties in the United States and worldwide, including the Kingdom of Sweden. As of the date of this Annual Report, our main focus is now the identification, acquisition and exploration of uranium properties, which has resulted in the acquisition of our interest in the properties discussed below. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our properties, and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

The 2008 Forward Stock Split was effectuated with a record date of March 11, 2008 upon filing the appropriate documentation with NASDAQ. The 2008 Forward Stock Split increased our issued and outstanding shares of common stock from 36,025,000 to approximately 54,037,500 shares of common stock. (The total number of shares of common stock issued and outstanding had previously been 30,625,000 without taking into consideration any new issuances pursuant to the 2007 Forward Stock Split). The current authorized share capital continued to be 375,000,000 shares of common stock with a par value of $0.001 per share. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securitites."

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer, Inc., 2470 Saint Rose Parkway, Suite 304, Henderson, Nevada 89074

CURRENT BUSINESS OPERATIONS

We are an international resource exploration company currently engaged in the acquisition and exploration of uranium projects with the goal of developing producing uranium operations from a portfolio of significant uranium projects.

MINERAL PROPERTIES

GEOFORUM SCANDANAVIA AB OPTION
Effective on December 9, 2008, our Board of Directors authorized the execution of a letter option agreement (the "Geoforum Option") with Geoforum Scandanavia AB ("Geoforum"). Pursuant to the terms and provisions of the Geofoum Option, Geoforum will grant to us an irrevocable right to acquire up to a 100% undivided interest in four properties, the Laisback Property, the Pustaberget Property, the Langtrask Property and the Ravergerget Property (collectively, the "Properties"), located in the Kingdom of Sweden. In furtherance of the terms and provisions of the Geoforum Option, we shall pay to Geoforum an aggregate of $225,000 and issue 100,000 shares of our restricted common stock over seven years as follows: (i) $25,000 upon execution of a definitive and formal purchase and sale agreement on or before the earlier of the expiration of the due diligence period ending February 28, 2009, which date was extended to May 31, 2009 pursuant to the verbal agreement between the parties (the "Effective Date"); (ii) $25,000 upon the expiration of six months from the Effective Date;
(iii) $25,000 upon the first twelve month anniversary of the Effective Date (the "Anniversary Date"), and upon each and every Anniversary Date thereafter until either the Geoforum Option is exercised and we acquire a 100% undivided interest in the Properties or the Geofoum Option is terminated; (iv) issuance of 50,000 shares of our restricted common stock upon the first Anniversary Date; and (v) issuance of 50,000 shares of our restricted common stock upon the second Anniversary Date.

We will also be responsible for payment of exploration expenses of approximately $3,700,000 over the seven year period as follows: (i) after the Effective Date and prior to the first Anniversary Date, $300,000 in work expenditures; (ii) between the first and second Anniversary Dates, $400,000 in work expenditures;
(iii) between the third and seventh Anniversary Date, $3,000,000 in work expenditures. We also have the option to extend the period in which to incur the $3,000,000 in work expenditures between the third and seventh Anniversary date by up to a further two years by paying Geoforum an additional $100,000 for each year to be extended. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Material Commitments"

We entered into the Geofoum Option with the intent of acquiring and exploring the Properties for uranium. We have until May 31, 2009 to conduct our due diligence and if advisable to enter into a definitive agreement.


TRANS ATLANTIC METAL AG OPTION

Effective on January 15, 2009, our Board of Directors authorized the execution of a letter of intent option agreement (the "Trans Atlantic Option") with Trans Atlantic Metals AG ("Trans Atlantic"). Geoforum Scandanavia AB ("Geoforum") is the sole legal and beneficial owner of a 100% undivided interest in and to four properties, the Bjorklund Property, the Labbas Property, the Marrviken Property, and the Staverberget Property (collectively, the "Trans Atlantic Properties"), located in the Kingdom of Sweden. Geoforum had previously granted to Trans Atlantic Metals an exclusive option to acquire a 100% interest in the Trans Atlantic Properties pursuant to an option agreement dated August 16, 2006 (the "Geoforum - Trans Atlantic Option Agreement").

Therefore,  in accordance  with the terms and  provisions of the Trans  Atlantic
Option: (i) Trans Atlantic has granted to us an irrevocable right to acquire up to an 80% undivided interest in and to the Trans Atlantic Properties, subject to a 3% net smelter royalty which shall be divided on the basis of 1% for Trans Atlantic and 2% for Geoforum; and (ii) we shall have until May 31, 2009 to complete a due diligence review and investigation of the Trans Atlantic Properties and to enter into a definitive option agreement. In accordance with further terms and provisions of the Trans Atlantic Option, we shall: (i) pay to Trans Atlantic an aggregate of $75,000 within the first year, of which $25,000 shall be paid upon execution of the 2009 Option Agreement (the "Effective Date"), which has as of the date of this Annual Report been paid; (ii) within two years from the Effective Date, issue to Trans Atlantic an aggregate 100,000 shares of our restricted common stock; (iii) within two years from the Effective Date, incur exploration expenses of $700,000, pursuant to which we shall acquire from Trans Atlantic a 51% interest in and to the Trans Atlantic Properties; and
(iv) within seven years from the Effective Date, incur further exploration expenses of $3,000,000, pursuant to which we shall acquire from Trans Atlantic the remaining 29% interest in and to the Properties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Material Commitments"

We entered into the Trans Atlantic Option with the intent of exercising the Trans Atlantic Option and subsequently entering into a joint venture agreement with Trans Atlantic to jointly develop the properties currently held by Trans Atlantic.

CONTINENTAL PRECIOUS MINERALS INC.

Effective on April 23, 2009, our Board of Directors authorized the execution of a letter agreement (the "Agreement") with Continental Precious Minerals Inc. ("CPM"). In accordance with the terms and provisions of the Agreement, we will purchase a total of thirteen exploration licenses covering eight uranium deposits held by CPM in Sweden (collectively, the "Licenses"). The Agreement is subject to due diligence review by us, which is to be completed by August 30, 2009. Upon completion of successful due diligence, we anticipate closing of the Agreement by approximately August 31, 2009 (the "Closing").

In accordance with the terms and provisions of the Agreement, an initial cash payment of $25,000 will be paid by us to CPM (which as of the date of this Annual Report has been paid). In furtherance of the terms and provisions of the Agreement and upon completion of satisfactory due diligence and Closing by approximately August 31, 2009: (i) we shall make a further cash payment to CPM of $7,500,000; (ii) we shall issue to CPM 6,000,000 shares of our restricted common stock; and (iii) we shall grant and deliver warrants exercisable to purchase up to 1,000,000 shares of our restricted common stock at the conversion price of $1.00 per share exercisable for a period of two years from the date of issuance. See "Item 7. Management's Discussion and Analysis of Financial
Condition  and  Results  of  Operation  -  Material  Commitments"

At the first anniversary date of the Closing, we shall make a further payment to CPM of $7,500,000 and CPM will transfer to us its right, title and interest to the Licenses.

STRATHMORE RESOURCES (US) INC.
NOSE ROCK PROPERTY/DALTON PASS PROPERTY

Effective June 18, 2007, our Board of Directors authorized the execution of a letter of intent dated June 14, 2007 (the "Letter of Intent") with Strathmore Resources (US) Inc. ("Strathmore"). The Letter of Intent established the basic terms upon which we would be prepared to enter into an option and joint venture with Strathmore to explore and, if warranted, develop Strathmore's Nose Rock properties located northeast of Crown Point within the Grants Mineral Belt in the State of New Mexico (collectively, the "Nose Rock Property") and Strathmore's Dalton Pass properties between the Church Rock and Crown Point. Our Board of Directors approved the execution of an option and joint venture agreement dated September 14, 2007 (the "Nose Rock Option and Joint Venture Agreement") with Strathmore. Our Board of Directors also approved the execution of an option and joint venture agreement dated October 5, 2007 (the "Dalton Pass Option and Joint Venture Agreement") with Strathmore.

Pursuant to the terms of the Nose Rock Option and Joint Venture Agreement: (i) Strathmore granted to us the sole and exclusive right to acquire up to a 65% interest in the Nose Rock Property; (ii) we paid $250,000 to Strathmore on September 14, 2007 (the "Effective Date"); and (iii) we issued to Strathmore 7,500,000 shares of our restricted common stock on the Effective Date. Pursuant to the terms and provisions of the Dalton Pass Option and Joint Venture
Agreement: (i) Strathmore granted us the sole and exclusive right and option to acquire up to a 65% interest in the Dalton Pass Property: and (ii) we paid $250,000 to Strathmore.

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

TERMINATION OF NOSE ROCK OPTION AND JOINT VENTURE AGREEMENT AND DALTON PASS OPTION AND JOINT VENTURE AGREEMENT.

Effective November 17, 2008, we entered into a termination agreement with Strathmore (the "Termination Agreement"), pursuant to which the parties agreed that the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement were both terminated. The Nose Rock Option Agreement was terminated as a result of us not providing the 7,500,000 shares of our restricted common stock to Strathmore. The Dalton Pass Option Agreement was terminated as a result of us not incurring the $1,000,000 of expenditure costs, which non-incurrence was due to events or circumstances beyond our control. As a result of the Termination Agreement, the 7,500,000 shares of restricted common stock issued to Strathmore have been returned to treasury for cancellation. As a further result of the Termination Agreement, the parties agreed that all obligations and duties of the respective parties under the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement have been terminated. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securitites."

Our ability to continue to complete planned exploration activities and expand acquisitions and explore mining opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained.

ACQUISITION AND EXPLORATION OF URANIUM PROPERTIES

The requirement to raise further funding for uranium acquisition and exploration beyond that obtained for the next six month period may be dependent on the outcome of geological and engineering testing occurring over this interval. Based upon the completion of current property evaluations, and if results provide the basis to continue and geological studies indicate high probabilities of sufficient uranium production quantities, we will attempt to raise capital to further our programs, build production infrastructure, and raise additional capital for further acquisitions. This includes the following activity:

     o    Review all available information and studies.

     o    Digitize all available factual information.

     o Complete an NI 43-101 Compliant Report with a qualified geologist familiar with uranium mineralization in the Kingdom of Sweden.

     o Determine feasibility and amenability of extracting the uranium ore via an ISL operation.

     o    Create investor communications materials, corporate identity.

     o    Raise funding for uranium exploration.

     o Target further leases for exploration potential and obtain further funding to acquire new targets.

MATERIAL AGREEMENTS

VIARD CONSULTING SERVICES

Effective February 11, 2009, our Board of Directors authorized the engagement of Viard Consulting Services ("VCS") in accordance with the terms and provisions set forth in that certain letter agreement dated February 11, 2009 (the "Agreement"). We engaged VCS to rendered services and related reports to use in order to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In accordance with the terms and provisions of the Agreement, VCS shall perform certain services including, but not limited to, the following: (i) re-assess our existing controls and business cycles and conduct a risk assessment on each cycle for fiscal year 2009 for audit attestation; (ii) conduct a full review of the management governance process; (iii) assemble a project team to conduct evaluations; (iv) define significant processes, materiality and fraud; (v) document and evaluate internal controls at the entity-wide level; (vi) assist management in development of policies and procedures; (vii) identify deficiencies; (viii) develop and execute independent testing procedures and (ix) summarize findings and report to Board of Directors and management. In furtherance of the terms and provisions of the Agreement, we agreed to pay VCS an hourly rate of $155.

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

URANIUM EXPLORATION REGULATION

Our uranium exploration activities are, or will be, subject to extensive foreign laws and regulations governing prospecting, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Uranium exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of uranium exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

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

Uranium exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Uranium exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Uranium exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Marek Kreczmer is our President and Chief Executive Officer, and William Thomas is our Chief Financial Officer and Treasurer. These individuals are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

ITEM 1A. RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

     WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our uranium properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of current and future uranium properties and the development of our business will depend upon our ability to establish the commercial viability of our uranium properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity and advances from related parties. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in any of our future uranium properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our uranium properties. Further, if we are able to establish that development of our uranium properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our uranium properties into production and recover our investment. We may not discover commercially exploitable quantities of uranium on our properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

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

     URANIUM PRICES MAY NOT SUPPORT CORPORATE PROFIT.

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which we have no control. The price of uranium has varied over the last four years from approximately $10.00 per pound to a high of $138.00 per pound to the current price of approximately $51.00 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. Our long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we could have to cease operations.

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

     WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $15,155,373 from October 11, 2004 (inception) to February 29, 2008. As of February 29, 2008, we had an accumulated deficit of $23,841,176 and had incurred losses of approximately $8,685,803 during fiscal year ended February 29, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional uranium exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

The financial statements for the fiscal years ended February 29, 2009 and February 28, 2008 have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Going Concern."

     WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. The terms and provisions of the respective Geoforum Option, Trans Atlantic Option and the CPM Agreement and our current plans require us to make substantial capital expenditures for the exploration of our uranium exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of uranium. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

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

     WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Marek Kreczmer, our President/Chief
Executive Officer and a director, and William Thomas, our Chief Financial Officer and a director. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

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

As of the date of this Annual Report, there are 22,075,000 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See "Item 5. Market for Common Equity and Related Stockholder Matters."

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We received a comment letter from the Securities and Exchange Commission dated February 27, 2009 (the "SEC Comment Letter") pertaining to our Annual Report on Form 10-KSB for fiscal year ended February 28, 2008 (the "2008 Annual Report"). The comments pertained to the disclosure in our 2008 Annual Report and our disclaimer on our website. On April 21, 2009, we filed an amended 2008 Annual Report regarding deletion of reference to words such as "develop" and "development", which were replaced with words such as "explore" and "exploration". On May 6, 2009, we received a further comment letter from the Securities and Exchange Commission (the "Second SEC Comment Letter"). As of the date of this Annual Report, we will file a subsequent amendment to our 2008 Annual Report and anticipate that all comments will be resolved.

ITEM 2. PROPERTIES

We lease our principal office space located at 10475 Park Meadows Drive, Suite 600, Lone Tree, Colorado 80124. This office space is for the conduct of our business operations and costs us approximately $1,000 monthly. The office and services related thereto may be cancelled at any time with a thirty day notice.

ITEM 3. LEGAL PROCEEDINGS

Other than as disclosed below, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

On approximately April 21, 2009, we received correspondence from Dunn Swan & Cunningham regarding certain amounts due and owing to Cleary Petroleum Corporation ("CPC") pertaining to an executive service agreement dated April 1, 2008. The invoices aggregate $32,842.71. As of the date of this Annual Report, no litigation has been filed against us. We intend to negotiate with CPC regarding a potential settlement of amounts due and owing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended February 28, 2009, no matters were submitted to our stockholders for approval.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

      QUARTER ENDED               HIGH BID            LOW BID

    February 28, 2009               $1.39              $0.57
    November 30, 2008               $1.92              $0.72
     August 31, 2008                $3.11              $1.75
      May 31, 2008                  $3.40              $2.08
    February 29, 2008               $2.00              $2.00
    November 30, 2007               $3.49              $3.33
     August 31, 2007                $2.06              $2.00

As of May 12, 2009, we had 37 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

FORWARD STOCK SPLIT

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have two equity compensation plan, the Uranium International Corp. 2008 Stock Option Plan (the "2008 Plan") and the Uranium International Corp. 2009 Stock Option Plan (the "2009 Plan"). The table set forth below presents information relating to our equity compensation plans as of February 28, 2009:



                                 NUMBER OF SECURITIES TO BE                                     NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING         FUTURE ISSUANCE UNDER
                                    WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS   EQUITY COMPENSATION PLANS
        PLAN CATEGORY                       (A)                           (B)                  (EXCLUDING COLUMN (A))
______________________________________________________________________________________________________________________
Equity Compensation Plans
Approved by Security Holders                     -0-                       -0-                               -0-

Equity Compensation Plans Not
Approved by Security Holders                     -0-                       -0-                               -0-

2008 Stock Option Plan                           (1)
                                          2,750,000                        $1.75                             -0-
                                          1,750,000                        $3.00                             -0-

Warrants                                        -0-                          -0-                             n/a



(1) Based upon a consideration of current share price, general economic conditions and the specific economic conditions relating to the uranium industry, the Board of Directors by unanimous written consent approved on April 16, 2009 to cancel the 4,500,000 Stock Options granted under the 2008 Stock Option Plan.

2008 STOCK OPTION PLAN ( THE "2008 PLAN")
2009 STOCK OPTION PLAN ( THE "2009 PLAN")

On April 2, 2008, our Board of Directors authorized and approved the adoption of the 2008 Plan effective April 2, 2008, under which an aggregate of 5,000,000 of our shares of common stock may be issued.

On April 16, 2009, our Board of Directors authorized and approved the adoption of the 2009 Plan effective April 16, 2009, under which an aggregate of 3,500,000 of our shares of common stock may be issued.

The  purpose  of the  2008  Plan  and  2009  Plan is to  enhance  our  long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2008 Plan and 2009 Plan are to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2008 Plan or the 2009 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2008 Plan and the 2009 Plan both provide authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 5,000,000 shares as at the date of adoption by the Board of Directors of the 2008 Plan and not to exceed 3,500,000 shares as at the date of adoption by the Board of Directors of the 2009 Plan. At the time a Stock Option is granted under either the 2008 Plan or the 2009 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

No Stock Options granted under either the 2008 Plan or the 2009 Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period up to ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

The exercise price of a Stock Option granted pursuant to the 2008 Plan or the 2009 Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness may be subject to such conditions, restrictions and contingencies as may be determined.

INCENTIVE STOCK OPTIONS

The 2008 Plan and the 2009 Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the common shares of the Company, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

As of the date of this Annual Report, no Stock Options have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended February 28, 2009, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

FEBRUARY 2008 PRIVATE PLACEMENT OFFERING

Effective on February 26, 2008, we completed a private placement offering (the "2008 Private Placement") with certain non-United States residents (collectively, the "Investors"). In accordance with the terms and provisions of the 2008 Private Placement, we issued to the Investors an aggregate of 600,000 units at a per unit price of $1.67 (the "Unit") in our capital for aggregate proceeds of $1,000,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferable warrant (the "Warrant"). Each Warrant is exercisable at $2.00 per share for a period of one year. As of the date of this Annual Report, the Warrants have expired by their terms.

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

RETURN OF SHARES

In accordance with the terms and provisions of Termination Agreement with Strathmore regarding the termination of the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement, Strathmore agreed to return to us the original 7,500,000 shares of common stock previously issued. As of the date of this Annual Report, the share certificate evidencing the 7,500,000 shares is in the process of being cancelled and the shares are in the process of being returned to treasury. Thus, as of the date of this Annual Report, the total issued and outstanding shares is 54,037,500.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere herein. The selected income statement data for fiscal years ended February 28, 2009 and February 29, 2008 and the selected balance sheet data as of February 28, 2009 and February 29, 2008 are derived from our audited financial statements which are included elsewhere herein.

                                  FISCAL YEARS ENDED        FOR THE PERIOD FROM
                                   FEBRUARY 28, 2009         OCTOBER 11, 2004
                                 AND FEBRUARY 29, 2008         INCEPTION) TO
                                                              FEBRUARY 28, 2009
                              _____________________________ ____________________
STATEMENT OF OPERATIONS         2009               2008
DATA
GENERAL AND
ADMINISTRATIVE EXPENSES
    Write down of mineral      $ -0-           $14,500,000      $14,500,000
    property acquisition
    costs
    Bank charges and            427               2,976            3,683
    interest
    Consulting fees           134,315             63,500          208,015
    Interest expense           37,926             23,617           61,543
    Legal and accounting      171,811            248,746          455,612
    Management fees           301,600            152,600          472,200
    Marketing and              14,569             36,760           51,329
    promotion
    Mineral property           8,624              7,804            22,743
    development
    expenditures
    Office and                 37,111             27,397           67,855
    miscellaneous
    Rent                       13,490             7,542            27,032
    Stock based              7,956,905             -0-           7,956,905
    compensation
    Transfer agent fees        9,025              4,209            14,259
NET LOSS                    ($8,685,803)      ($15,075,151)    ($23,841,176)

BALANCE SHEET DATA              2009               2008
TOTAL ASSETS                  $103,583           $336,260
TOTAL LIABILITIES             937,954            441,733
STOCKHOLDERS EQUITY          ($834,371)         ($105,473)
(DEFICIT)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 11, 2004) to fiscal year ended February 28, 2009, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The above table sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

FISCAL YEAR ENDED FEBRUARY 28, 2009 COMPARED TO FISCAL YEAR ENDED FEBRUARY 29, 2008.

Our net loss for fiscal year ended February 28, 2009 was ($8,685,803) compared to a net loss of ($15,075,151) during fiscal year ended February 29, 2008 (a decrease of $6,389,348). During fiscal years ended February 28, 2009 and February 29, 2008, we did not generate any revenue.

During  fiscal  year  ended   February  28,  2009,   we  incurred   general  and
administrative expenses of $8,685,803 compared to $15,075,151 incurred during fiscal year ended February 29, 2008 (a decrease of $6,389,348). These general and administrative expenses incurred during fiscal year ended February 28, 2009 consisted of: (i) write down of mineral property acquisition of $-0- (2008:
$14,500,000);  (ii) bank  charges and  interest of $427  (2008:  $2,976);  (iii)
consulting fees of $134,315 (2008: $63,500); (iv) interest expense of $37,926 (2008: $23,617); (v) legal and accounting $171,811 (2008: $248,746); (vi)
management fees of $301,600 (2008: $152,600); (vii) marketing and promotion of $14,569 (2008: $36,760); (viii) mineral property development expenditures of $8,624 (2008: $7,804); (ix) office and miscellaneous of $37,111 (2008: $27,397);
(x) rent of $13,490 (2008:  $7,542); (xi) stock based compensation of $7,956,905
(2008: $-0-); and (xii) transfer agent fees of $9,025 (2008: $4,209).

Of the $8,685,803 incurred as general and administrative expenses during fiscal year ended February 28, 2009, we incurred management fees of $301,600 payable to our officers and directors. See "Item 11. Executive Compensation."

General and administrative expenses incurred during fiscal year ended February 28, 2009 compared to fiscal year ended February 29, 2008 decreased primarily due to the write down of mineral property acquisition costs of $14,500,000 relating to the interest in the Nose Rock Property and the Dalton Pass Property during fiscal year ended February 29, 2008. General and administrative expenses decreased during fiscal year ended February 28, 2009 although we incurred stock based compensation of $7,956,905 during fiscal year ended February 28, 2009. See
Item 11, Executive Compensation." General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during fiscal year ended February 28, 2009 was ($8,685,803) compared to a net less of ($15,075,151) during fiscal year ended February 29, 2008. The weighted average number of shares outstanding was 54,037,500 for fiscal year ended February 28, 2009 (as increased in accordance with the 2008 Forward Stock Split) compared to 53,114,549 for fiscal year ended February 29, 2008.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED FEBRUARY 28, 2009

As at fiscal year ended February 28, 2009, our current assets were $53,583 and our current liabilities were $937,954, which resulted in a working capital deficiency of ($884,371). As at fiscal year ended February 28, 2009, current assets were comprised of $51,923 in cash and cash equivalents and $1,660 in prepaid expenses. As at fiscal year ended February 28, 2009, current liabilities were comprised of: (i) $206,010 in accounts payable and accrued liabilities;
(ii) $179,463 due to related parties; and (iii) $552,481 in related party promissory note payable.

As at fiscal year ended February 28, 2009, our total assets were $103,583 comprised of current assets in the amount of $53,583 and mineral property costs in the amount of $50,000. The decrease in total assets during fiscal year ended February 28, 2009 from fiscal year ended February 29, 2008 was primarily due to the substantial decrease in cash and cash equivalents.

As at fiscal year ended February 28, 2009, our total liabilities were $937,954 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended February 28, 2008 from fiscal year ended February 29, 2008 was primarily due to the increase in accounts payable and accrued liabilities, related party promissory note payable and amounts due to related parties. See "Item 6. Material Commitments."

Stockholders' equity (deficit) increased from ($105,473) for fiscal year ended February 29, 2008 to ($834,371) for fiscal year ended February 28, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For fiscal year ended February 28, 2009, net cash flows used in operating activities was ($414,337) consisting primarily of a net loss of ($8,685,803). Net cash flows used in operating activities was adjusted by $37,864 in accrued interest on related party promissory note and $7,956,905 in stock based compensation. Net cash flows used in operating activities was further changed by $120,694 in increase of accounts payable and accrued liabilities, $157,663 in increase due to related parties and ($1,660) in increase of prepaid expenses.

For fiscal year ended February 29, 2008, net cash flows used in operating activities was ($528,778). Net cash flows used in operating activities was adjusted by $14,500,000 for write down of mineral property acquisition costs and $23,617 for accrued interest on shareholders loan. Net cash flows used in operating activities was further changed by $23,656 in increase of accounts payable and accrued liabilities, $300 in decrease in prepaid expenses and ($1,200) in decrease in due to related parties.

CASH FLOWS FROM INVESTING ACTIVITIES

For fiscal year ended February 28, 2009, net cash flows used in investing activities was $-0- compared to net cash flows used in investing activities during fiscal year ended February 29, 2008 of ($500,000) consisting of acquisition of mineral property interest.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended February 28, 2009, net cash flows provided from financing activities was $130,000 compared to $1,361,000 for fiscal year ended February 29, 2008. Cash flows from financing activities for fiscal year ended February 28, 2009 consisted primarily of $130,000 in advances from related parties. Cash flows from financing activities for fiscal year ended February 29, 2008 consisted of $361,000 in advances from related parties and $1,000,000 from common shares issued for cash.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in exploration expenses and capital expenditures relating to: (i) uranium exploration properties; and (ii) future uranium exploration property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

During fiscal year ended February 29, 2008, we engaged in the 2008 Private Placement pursuant to which we raised $1,000,000.

MATERIAL COMMITMENTS

GEOFORUM SCANDANAVIA AB OPTION

Pursuant to the terms and provisions of the Geofoum Option, Geoforum will grant to us an irrevocable right to acquire up to a 100% undivided interest in the Properties located in the Kingdom of Sweden. In furtherance of the terms and provisions of the Geoforum Option, we shall pay to Geoforum an aggregate of $225,000 and issue 100,000 shares of our restricted common stock over seven years as follows: (i) $25,000 upon execution of a definitive and formal purchase and sale agreement on or before the earlier of the expiration of the due diligence period ending February 28, 2009, which date was extended to May 31, 2009 pursuant to the verbal agreement between the parties (the "Effective Date"); (ii) $25,000 upon the expiration of six months from the Effective Date; and (iii) $25,000 upon the first twelve month anniversary of the Effective Date (the "Anniversary Date"), and upon each and every Anniversary Date thereafter until either the Geoforum Option is exercised and we acquire a 100% undivided interest in the Properties or the Geofoum Option is terminated; (iv) issuance of 50,000 shares of our restricted common stock upon the first Anniversary Date; and (v) issuance of 50,000 shares of our restricted common stock upon the second Anniversary Date. We will also be responsible for payment of exploration expenses of approximately $3,700,000 over the seven year period as follows: (i) after the Effective Date and prior to the first Anniversary Date, $300,000 in work expenditures; (ii) between the first and second Anniversary Dates, $400,000 in work expenditures; (iii) between the third and seventh Anniversary Date, $3,000,000 in work expenditures. We also have the option to extend the period in which to incur the $3,000,000 work expenditures between the third and seventh Anniversary Date by up to two years by paying Geoforum an additional $100,000 for each year to be extended.

TRANS ATLANTIC METAL AG OPTION

In accordance with further terms and provisions of the Trans Atlantic Option, we shall: (i) pay to Trans Atlantic an aggregate of $75,000 within the first year, of which $25,000 shall be paid upon execution of the 2009 Option Agreement (the "Effective Date"), which has as of the date of this Annual Report been paid;
(ii) within two years from the Effective Date, issue to Trans Atlantic an aggregate 100,000 shares of our restricted common stock; (iii) within two years from the Effective Date, incur exploration expenses of $700,000, pursuant to which we shall acquire from Trans Atlantic a 51% interest in and to the Trans Atlantic Properties; and (iv) within seven years from the Effective Date, incur further exploration expenses of $3,000,000, pursuant to which we shall acquire from Trans Atlantic the remaining 29% interest in and to the Properties.

CONTINENTAL PRECIOUS MINERALS INC.

In accordance with the terms and provisions of the Agreement, an initial cash payment of $25,000 will be paid by us to CPM (which as of the date of this Annual Report has been paid). In furtherance of the terms and provisions of the Agreement and upon completion of satisfactory due diligence and Closing by approximately August 31, 2009, we shall make a further cash payment to CPM of $7,500,000 as well as issue 6,000,000 shares of our restricted common stock and warrants to purchase up to 1,000,000 shares of our common stock at the conversion price of $1.00 per share. At the first anniversary date of the Closing, we shall make a further payment to CPM of $7,500,000 and CPM will transfer to us its right, title and interest to the Licenses.

RELATED PARTY PROMISSORY NOTE

A material commitment during fiscal year 2009/2010 is the aggregate amount of $552,481 due and owing to one of our shareholders. On June 4, 2007, we issued a promissory note to the shareholder in the principal amount of $250,000 at an interest rate of 10% per annum. During fiscal year ended February 29, 2008, the shareholder advanced to us an additional $111,000 at an interest rate of 10% per annum. During fiscal year ended February 28, 2009, the shareholder further advanced to us an additional $130,000. Thus, as of the date of this Annual Report, an aggregate of $552,481 is due and owing consisting of principal and interest in the amount of $491,000 and $61,481, respectively. The amount is unsecured and has no set terms of repayment. See "Item 13. Certain Relationships and Related Transaction and Director Independence. "

PURCHASE OF SIGNIFICANT EQUIPMENT

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

GOING CONCERN

The independent auditors' report accompanying our February 28, 2009 and February 29, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)". FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption. Upon adoption of FSP 14-1, we will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Management has not determined the effect that adopting this statement would have on our financial position, cash flows and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, "DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS". In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management has not determined the effect that adopting this statement would have on our financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by us beginning in the first quarter of fiscal 2010. We do not expect there to be any significant impact of adopting SFAS 161 on our financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51" which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "BUSINESS COMBINATIONS". SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to June 1, 2009 will be recorded and disclosed following existing GAAP. We do not expect there to be any significant impact of adopting SFAS 141 on our financial position, cash flows or results of operations.

INTERNATIONAL FINANCIAL REPORTING STANDARDS

In November 2008, the Securities and Exchange Commission ("SEC") issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board. Under the proposed roadmap, we would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013. We are currently assessing the potential impact of IFRS on our financial statements and will continue to follow the proposed roadmap for future developments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED MAY 5, 2009.

BALANCE SHEETS AS AT FEBRUARY 28, 2009 AND FEBRUARY 29, 2008.

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 28, 2009.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 28, 2009.

STATEMENTS  OF CASH FLOWS FOR THE  FISCAL  YEARS  ENDED  FEBRUARY  28,  2009 AND
FEBRUARY 29, 2008 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 28, 2009.

NOTES TO FINANCIAL STATEMENTS.

                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS
                           (EXPRESSED IN U.S. DOLLARS)
                                FEBRUARY 28, 2009


























REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

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


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)


We have completed integrated audits of Uranium International Corp.'s financial statements for the years ended 28 February 2009, 29 February 2008 and 28 February 2007 and of its internal control over financial reporting as of 28 February 2009. Our opinions, based on our audits, are presented below.

FINANCIAL STATEMENTS

We have audited the balance sheets of Uranium International Corp. (the "Company") as at 28 February 2009 and 29 February 2008, and the related statements of operations, cash flows and changes in stockholders' equity (deficiency) for each of the years in the three-year period ended 28 February 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 28 February 2009 and 29 February 2008 and the results of its operations, cash flows and changes in stockholders' equity (deficiency) for each of the years in the three-year period ended 28 February 2009 in conformity with accounting principles generally accepted in the United States of America.

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

JAMES STAFFORD


INTERNAL CONTROL OVER FINANCIAL REPORTING

We also have audited Uranium International Corp.'s internal control over financial reporting as of 28 February 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process effected by those charged with governance, management, and other personnel designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and those charged with governance; and (iii) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of 28 February 2009, based on criteria established in Internal Control - Integrated Framework issued by the COSO.


                                                       /s/ JAMES STAFFORD
Vancouver, Canada                                          CHARTERED ACCOUNTANTS

5 May 2009


                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                February 28,        February 29,
                                                                                    2009                2008
________________________________________________________________________________________________________________

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                    $     51,923        $    336,260
   Prepaid expenses                                                                    1,660                   -
________________________________________________________________________________________________________________

                                                                                      53,583             336,260

MINERAL PROPERTY COSTS (Note 3)                                                       50,000                   -
________________________________________________________________________________________________________________

TOTAL ASSETS                                                                    $    103,583        $    336,260
================================================================================================================


                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities (Note 4)                            $    206,010        $     35,316
   Due to related parties (Note 5)                                                   179,463              21,800
   Related party promissory note payable (Note 6)                                    552,481             384,617
________________________________________________________________________________________________________________

                                                                                     937,954             441,733
________________________________________________________________________________________________________________

NATURE OF OPERATIONS AND BASIS OF PRESENTATION, COMMITMENTS,
CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 1, 10 and 11)

STOCKHOLDERS'  DEFICIENCY
   Capital stock (Note 7)
   Authorized
      375,000,000 shares of common stock, $0.001 par value
   Issued and outstanding
      54,037,500 shares of common stock (February 29, 2008 - 54,037,500)              54,038              54,038
   Additional paid-in capital                                                     22,952,767          14,812,778
   Warrants                                                                                -             183,084
   Deficit, accumulated during the exploration stage                             (23,841,176)        (15,155,373)
________________________________________________________________________________________________________________

TOTAL  STOCKHOLDERS' DEFICIENCY                                                     (834,371)           (105,473)
________________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $    103,583        $    336,260
================================================================================================================


On behalf of the Board:

___________________________, Director

___________________________, Director


    The accompanying notes are an integral part of these financial statements



                          URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)

                                            For the period from
                                           the date of inception
                                           (October 11, 2004) to                        For the year ended
                                                February 28,           February 28,        February 29,        February 28,
                                                    2009                   2009                2008                2007
                                                (unaudited)
___________________________________________________________________________________________________________________________

GENERAL & ADMINISTRATIVE EXPENSES
   Write down of mineral property
   acquisition costs (Note 3)                  $  14,500,000           $          -       $  14,500,000         $         -
   Bank charges and interest                           3,683                    427               2,976                 150
   Consulting fees                                   208,015                134,315              63,500              10,200
   Interest expense                                   61,543                 37,926              23,617                   -
   Legal and accounting                              455,612                171,811             248,746              27,838
   Management fees (Note 5)                          472,200                301,600             152,600              18,000
   Marketing and promotion                            51,329                 14,569              36,760                   -
   Mineral property exploration
      expenditures                                    22,743                  8,624               7,804                   -
   Office and miscellaneous                           67,855                 37,111              27,397               1,782
   Rent                                               27,032                 13,490               7,542               6,000
   Stock-based compensation (Note 7)               7,956,905              7,956,905                   -                   -
   Transfer agent fees                                14,259                  9,025               4,209                 800
___________________________________________________________________________________________________________________________

TOTAL GENERAL & ADMINISTRATIVE EXPENSES           23,841,176              8,685,803          15,075,151              64,770
___________________________________________________________________________________________________________________________

NET LOSS AND COMPREHENSIVE LOSS                $ (23,841,176)          $ (8,685,803)      $ (15,075,151)        $   (64,770)
===========================================================================================================================

BASIC AND DILUTED LOSS
AND COMPREHENSIVE LOSS
PER COMMON SHARE                                                       $      (0.16)      $       (0.28)        $     (0.01)
===========================================================================================================================

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED                                                        54,037,500          53,114,549          60,937,500
===========================================================================================================================


    The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

            STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                                  Deficit
                                                                        Additional               during the
                                                Number of     Capital    paid-in                exploration
                                              shares issued    stock     capital     Warrants      stage         Total
                                                                 $          $           $            $             $
_________________________________________________________________________________________________________________________

Balance at October 11, 2004 (inception)

Common shares issued for cash ($0.00013
per share) - November 29, 2004 (Note 7)         30,000,000     30,000      (26,000)         -             -         4,000

Common shares issued for cash ($0.00013
per share) - January 10, 2005 (Note 7)          18,000,000     18,000      (15,600)         -             -         2,400

Common shares issued for cash ($0.00013
per share) - January 21, 2005 (Note 7)          11,250,000     11,250        3,750          -             -        15,000

Common shares issued for cash ($0.00013
per share) - January 25, 2005 (Note 7)           1,500,000      1,500          500          -             -         2,000

Common shares issued for cash ($0.00013
per share) - February 1, 2005 (Note 7)             187,500        188        2,312          -             -         2,500

Net loss for the period                                  -          -            -          -        (3,051)       (3,051)
_________________________________________________________________________________________________________________________

Balance at February 28, 2005                    60,937,500     60,938      (35,038)         -        (3,051)       22,849

Net loss for the year                                    -          -            -          -       (12,401)      (12,401)
_________________________________________________________________________________________________________________________

Balance at February 28, 2006                    60,937,500     60,938      (35,038)         -       (15,452)       10,448

Contributions to capital by related parties              -          -       24,000          -             -        24,000

Net loss for the year                                    -          -            -          -       (64,770)      (64,770)
_________________________________________________________________________________________________________________________

Balance at February 28, 2007                    60,937,500     60,938      (11,038)         -       (80,222)      (30,322)

Restricted common shares returned and
cancelled - May 30, 2007 (Note 7)              (15,000,000)   (15,000)      15,000          -             -             -

Common shares issued per Strathmore
Option Agreement (Notes 3 and 7)                 7,500,000      7,500   13,992,500          -             -    14,000,000

Common shares issued for cash ($1.67 per
share) - February 26, 2008 (Note 7)                600,000        600      816,316          -             -       816,916

Warrants granted for cash - February 26,
2008 (Note 7)                                            -          -            -    183,084             -       183,084

Net loss for the year                                    -          -            -          -   (15,075,151)  (15,075,151)
_________________________________________________________________________________________________________________________

Balance at February 29, 2008                    54,037,500     54,038   14,812,778    183,084   (15,155,373)     (105,473)

Stock-based compensation (Note 7)                        -          -    7,956,905          -             -     7,956,905

Warrants expired during the year (Note 7)                -          -      183,084   (183,084)            -             -

Net loss for the year                                    -          -            -          -    (8,685,803)   (8,685,803)
_________________________________________________________________________________________________________________________

Balance at February 28, 2009                    54,037,500     54,038   22,952,767          -   (23,841,176)     (834,371)
=========================================================================================================================


                               The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)

                                                        For the period from
                                                       the date of inception
                                                       (October 11, 2004) to                    For the year ended
                                                           February 28,         February 28,       February 29,       February 28,
                                                           2009                     2009               2008               2007
__________________________________________________________________________________________________________________________________
                                                            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                  $ (23,841,176)       $ (8,685,803)      $ (15,075,151)      $ (64,770)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
         Accrued interest on related party
      promissory note (Note 6)                                    61,481              37,864              23,617               -
      Contributions to capital by related parties                 24,000                   -                   -          24,000
      Write down of mineral property
      acquisition costs (Note 3)                              14,500,000                   -          14,500,000               -
      Stock-based compensation (Note 7)                        7,956,905           7,956,905                   -               -
  Changes in operating assets and liabilities:
      Decrease (increase) in prepaid expenses                     (1,660)             (1,660)                300            (300)
      Increase in accounts payable and accrued
      liabilities                                                156,010             120,694              23,656           9,010
      Increase (decrease) in due to related parties              179,463             157,663              (1,200)         22,500
__________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                           (964,977)           (414,337)           (528,778)         (9,560)
__________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mineral property interests (Note 3)            (500,000)                  -            (500,000)              -
__________________________________________________________________________________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES                           (500,000)                  -            (500,000)              -
__________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related parties (Note 6)                         491,000             130,000             361,000               -
  Common shares issued for cash                                1,025,900                   -           1,000,000               -
__________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,516,900             130,000           1,361,000               -
__________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                   51,923            (284,337)            332,222          (9,560)

CASH, BEGINNING                                                        -             336,260               4,038          13,598
__________________________________________________________________________________________________________________________________

CASH, ENDING                                               $      51,923         $    51,923       $     336,260       $   4,038
==================================================================================================================================


SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (Note 9)


                               The accompanying notes are an integral part of these financial statements


URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
FEBRUARY 28, 2009
________________________________________________________________________________


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

The Company's financial statements as at February 28, 2009 and for the periods then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating loses since inception of $23,841,176 and as at February 28, 2009 has a working capital deficit of $884,371. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform to the current period's financial statement presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

The following is a summary of significant accounting policies used in the preparation of these financial statements.

BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the U.S. dollar, and financial statements are presented in U.S. dollars.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Accordingly, actual results could differ from those estimates.

MINERAL PROPERTY EXPENDITURES

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with Emerging Issue Task Force ("EITF") 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

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

ASSET RETIREMENT OBLIGATIONS

The Company has adopted the provisions of SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of February 28, 2009, any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2009 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in U.S. dollars. In accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To February 28, 2009, the Company has not recorded any translation adjustments into stockholders' equity.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FASB Staff Position ("FSP") Accounting Principles Board Opinion No. 14-1, "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)". FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption. Upon adoption of FSP 14-1, the Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company's non-convertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Management has not determined the effect that adopting this statement would have on the Company's financial position, cash flows and results of operations.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2008, the FASB issued FSP No. FAS 142-3, "DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS". In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management has not determined the effect that adopting this statement would have on the Company's financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of fiscal 2010. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51" which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "BUSINESS COMBINATIONS". SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to June 1, 2009 will be recorded and disclosed following existing GAAP. The Company does not expect there to be any significant impact of adopting SFAS 141 on its financial position, cash flows or results of operations.

INTERNATIONAL FINANCIAL REPORTING STANDARDS

In November 2008, the Securities and Exchange Commission ("SEC") issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 3 - MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

(A)  GEOFORUM SCANDINAVIA AB PROPERTY

Effective December 9, 2008 the Company entered into a written letter option agreement with Geoforum Scandinavia AB ("Geoforum") for the exclusive option to acquire a 100% undivided interest in four mineral properties in Sweden (the "Geoforum Properties"), subject to a 3% NSR royalty ("Geoforum Letter Option Agreement"). The Company has until May 15, 2009 to conduct its due diligence and then, to proceed to enter into a more formal option agreement with Geoforum. Until then, the Letter Option Agreement remains binding between the parties (Note 10).

Under the terms of the Geoforum Letter Option Agreement, in order to exercise the Option, the Company from the date of the signing of the Formal Option Agreement, must pay Geoforum $225,000 over seven years and issue 100,000 restricted common shares of the Company as follows:

     o $25,000 on or before the earlier of the expiration of the due diligence period or February 28, 2009 (the "Geoforum Effective Date") (paid on March 6, 2009) (Notes 4, 9 and 11);

     o    $25,000 upon the expiration of six months from the Geoforum  Effective
          Date;

     o $25,000 upon the first twelve month anniversary of the Geoforum Effective Date (the "Geoforum Anniversary Date") and upon each and every Geoforum Anniversary Date thereafter until either the Option is exercised and the Company acquired a 100% undivided interest in the Geoforum Properties or the Option is terminated;

     o Issuance of 50,000 shares of the Company's restricted common stock upon the first Geoforum Anniversary Date; and

     o Issuance of 50,000 shares of the Company's restricted common stock upon the second Geoforum Anniversary Date.

The Company will also be responsible for incurring exploration expenses of approximately $3,700,000 over the seven year period as follows:

     o $300,000 after the Geoforum Effective Date and prior to the first Geoforum Anniversary Date;

     o    $400,000 between the first and second Geoforum Anniversary Dates; and

     o    $3,000,000 between the third and seventh Geoforum Anniversary Dates.

The Company also has the option to extend the period in which to incur the work expenditures from seven years to nine years by paying Geoforum an additional $100,000.

(B)  TRANS ATLANTIC METALS AB PROPERTY

Effective January 15, 2009 the Company entered into a written letter option agreement with Trans Atlantic Metals AG ("TAM") and its wholly owned subsidiary, T.A Metal, Sweden AG for exclusive options to acquire up to an 80% undivided interest in four mineral properties in Sweden (the "TAM Properties"), subject to a 3% NSR royalty ("TAM Letter Option Agreement"). The Company has until May 15, 2009 to conduct its due diligence and then, to proceed to enter into a more formal option agreement with TAM. Until then, the Letter Option Agreement remains binding between the parties (Note 10).

According to the terms of the TAM Letter Option Agreement, in order to exercise the first Option for a 51% interest, the Company from the date of signing of the Formal Option Agreement, must pay TAM $75,000 within the first year ($225,000 over seven years) and issue 100,000 restricted common shares of the Company within two years as follows:

     o $25,000 on or before the earlier of the expiration of the due diligence period or February 28, 2009 (the "TAM Effective Date") (paid on March 2, 2009) (Notes 4, 9 and 11);

     o    $25,000 upon the expiration of six months from the TAM Effective Date;

     o $25,000 upon the first twelve month anniversary of the TAM Effective Date (the "TAM Anniversary Date") and upon each and every TAM Anniversary Date thereafter until either the Option is exercised and the Company acquired a 80% undivided interest in the TAM Properties or the Option is terminated;

     o Issuance of 50,000 shares of the Company's restricted common stock upon the first TAM Anniversary Date; and

     o Issuance of 50,000 shares of the Company's restricted common stock upon the second TAM Anniversary Date.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 3 - MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(B)   TRANS ATLANTIC METALS AB PROPERTY (CONTINUED)

The Company must also incur exploration expenses of $700,000 within two years as follows:

     o $300,000 after the TAM Effective Date and prior to the first TAM Anniversary Date; and

     o    $400,000 between the first and second TAM Anniversary Dates.

In order to exercise the remaining 29% interest, the Company must incur further exploration expenses of $3,000,000 between the third and seventh TAM Anniversary Dates. The Company also has the option to extend the period in which to incur the work expenditures from seven years to nine years by paying TAM an additional $100,000.

(C)      NOSE ROCK PROPERTY

Further to the Letter of Intent ("LOI") which became effective June 18, 2007, the Board of Directors of the Company approved the Company's entry into an Option and Joint Venture Agreement (the "Agreement") effective September 14, 2007, with Strathmore Resources (US) Inc. ("Strathmore"). The Agreement set out the terms upon which the Company and Strathmore will explore Strathmore's Nose Rock properties.

Pursuant to the terms of the Agreement, Strathmore granted the Company the sole and exclusive right to acquire up to a 65% interest in Strathmore's Nose Rock properties (collectively, the "Property"), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres in consideration of:

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

The Agreement further contemplated that, provided that the Company was not in default, (i) the Company will have acquired a 25% interest in the Property once the Company incurred $13,500,000 of its total $44,500,000 in work commitment expenditures, and (ii) the Company will have acquired an additional 40% interest in the Property once the Company incurred the remaining $31,000,000 of its total $44,500,000 in work commitment expenditures. However, subject to the terms of the Agreement, Strathmore has the right to retain or earn back a 16% interest in the Property by paying $25,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Property. After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back 16% interest), each of the Company and Strathmore would contribute to the costs with respect to the Property in accordance with their proportionate share ownership in the Property.

Within sixty days of the fourth anniversary of the Effective Date, an evaluation, conducted in accordance with National Instrument 43-101 of the Canadian Securities Administrator, was to be performed.

The acquisition cost of $14,250,000 provided to Strathmore was initially capitalized as a tangible asset. During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $14,250,000 related to the Nose Rock Property.

On November 18, 2008 the Company entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements. Pursuant to the terms of the termination agreement, Strathmore is required to return to the Company's treasury for cancellation, the 7,500,000 shares registered in the name of Strathmore. Upon completion of the termination agreement, all obligations of Strathmore and the Company pertaining to the Nose Rock Property Option Agreements were terminated. At February 28, 2009, the Company was in the process of obtaining the 7,500,000 shares from Strathmore to be returned to treasury for cancellation (Notes 7 and 10).

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 3 - MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(D)      DALTON PASS PROPERTY

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

Pursuant to the terms of the Agreement, Strathmore granted the Company the sole and exclusive right and option to acquire up to a 65% interest in the Property, in consideration of:

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

The Company would earn a 25% interest in the Property once the Company completed its commitments (Expenditures of $8,750,000 and cash/stock of $1,000,000) on or before October 5, 2011. The Company would earn an additional 40% interest in the Property once the Company completed its additional commitments ($8,000,000 in work commitment expenditures) on or before October 5, 2013. However, subject to the terms of the Agreement, Strathmore has the right to retain or earn back a 16% interest in property by paying $8,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Property. After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), then each of the Company and Strathmore would contribute to the costs with respect to the Property in accordance with their proportionate ownership interest in the Property.

The acquisition cost of $250,000 paid to Strathmore was initially capitalized as a tangible asset. During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $250,000 related to the Dalton Pass Property.

On November 18, 2008 the Company entered into a written agreement with Strathmore to terminate the Dalton Pass Property Option Agreement. Upon completion of the termination agreement, all obligations of Strathmore and the Company pertaining to the Dalton Pass Property Option Agreement were terminated.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
________________________________________________________________________________

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities at February 28, 2009 is $50,000 (February 29, 2008 - $Nil) related to mineral properties option payments payable to Geoforum and TAM (Notes 3, 9 and 11).

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 5 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The balance due to related parties of $179,463 at February 28, 2009 (February 29, 2008 - $21,800) is due to shareholders of the Company and is unsecured, non-interest bearing and payable on demand.

The Company entered into the following transactions with related parties during the year ended February 28, 2009:

     i. Paid or accrued management fees of $180,000 (2008 - $10,000, 2007 - $Nil) to the former President and director of the Company.

     ii. Paid or accrued management fees of $100,000 (2008 - $10,000, 2007 - $Nil) to a former director of the Company.

     iii. Paid or accrued management fees of $21,600 (2008 - $1,800, 2007 - $Nil) to a director and former Chief Financial Officer of the Company.

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

NOTE 6 - RELATED PARTY PROMISSORY NOTE
________________________________________________________________________________

The related party promissory note payable of $552,481 at February 28, 2009 (2008
- $384,617) consists of principal and accrued interest payable of $491,000 and $61,481 respectively. These amounts are unsecured, bear interest at 10% per annum and have no set terms of repayment. On June 4, 2007 the Company signed a promissory note with a shareholder of the Company for $250,000 at a rate of 10% per annum. During the year ended February 28, 2009, the same shareholder advanced the Company an additional $130,000 (2008 - $111,000) at a rate of 10% per annum.

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

ISSUED AND OUTSTANDING

On June 4, 2007, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 5 new common shares for 1 old common share. On February 26, 2008, and effective March 11, 2008, the directors of the Company approved a special resolution to undertake a further forward split of the common stock of the Company on a basis of 1.5 new common shares for 1 old share (Note 1).

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 7 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

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

     vii. On September 14, 2007, 7,500,000 common shares of the Company were issued to Strathmore in accordance with the terms of the Option and Joint Venture Agreement. These common shares had a fair value of $14,000,000. At February 28, 2009, the Company was in the process of obtaining the 7,500,000 shares from Strathmore to be returned to treasury for cancellation (Notes 3(c) and 10).

     viii. On February 26, 2008, the Company issued 600,000 units at a price of $1.67 per unit for proceeds of $1,000,000. Each unit consists of one common share and one half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $2.00 up to February 26, 2009. As at February 28, 2009, all of the related warrants in this series expired.

SHARE PURCHASE WARRANTS

There are no outstanding share purchase warrants at February 28, 2009.

The following is a summary of warrant activities during the year ended February 28, 2009:


                                                                        Weighted average
                                                 Weighted average       remaining In
                                 Number of           exercise           contractual life
                                 Warrants        Price per share        (in years)

________________________________________________________________________________________

Balance, February 28, 2007               -           $      -                       -
Issued                             300,000               2.00
Expired                                  -                  -
Exercised                                -                  -
________________________________________________________________________________________

Balance, February 29, 2008         300,000               2.00              0.99 years
Issued                                   -                  -
Expired                           (300,000)              2.00
Exercised                                -                  -
________________________________________________________________________________________

Balance, February 28, 2009               -            $     -                        -
========================================================================================



The weighted average grant date fair value of warrants issued during the year ended February 28, 2009, amounted to $Nil per warrant (February 29, 2008 - $0.61 per warrant). The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

                              2009         2008       2007
__________________________________________________________

Risk free interest rate          -        4.10%          -
Expected life                    -       1 year          -
Annualized volatility            -       74.54%          -
Expected dividends               -            -          -

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
FEBRUARY 28, 2009
________________________________________________________________________________


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

As approved by the Board of Directors, on April 2, 2008, the Company granted 2,750,000 stock options to certain officers, directors and management of the Company at $1.75 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $4,134,405, and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.18%, a dividend yield of 0% and expected volatility of 106% and has been recorded as a stock-based compensation expense during the year (Note 11).

As approved by the Board of Directors, on July 9, 2008 and August 18, 2008, the Company granted a total of 1,750,000 stock options to certain officers and directors of the Company at $3.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $3,822,500 and was determined using the Black-Scholes option pricing model with the following weighted average assumptions; an expected life of 5 years, a risk free interest rate of 3.09%, a dividend yield of 0% and expected volatility of 120%. This amount has been recorded as a stock-based compensation expense during the year (Note 11).

The following stock options were outstanding at February 28, 2009

                                                     REMAINING
                    EXERCISE         NUMBER         CONTRACTUAL
                    PRICE          OF OPTIONS       LIFE (YEARS)
                       $


Stock Options         1.75          2,750,000           9.09
                      3.00          1,000,000           9.36
                      3.00            750,000           9.47
                                    _________

                                    4,500,000
                                    =========

The following is a summary of stock option activities during the year ended February 28, 2009:

                                                     WEIGHTED
                                                     AVERAGE
                                  NUMBER OF       EXERCISE PRICE
                                  OPTIONS                $
________________________________________________________________

Outstanding and exercisable
   at February 29, 2008
   and February 28, 2007                  -               -
Granted during the year           4,500,000            2.24
Exercised during the year                 -               -
Expired during the year                   -               -
________________________________________________________________


Outstanding and exercisable at
   February 28, 2009 (Note 11)    4,500,000            2.24
================================================================

Weighted average fair value of
   options granted during the year                     1.77
================================================================

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 8 - INCOME TAXES
________________________________________________________________________________

The Company has losses carry forward for income tax purpose to February 28, 2009. There are no current or deferred tax expenses for the year ended February 28, 2009 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:


                                                          For the year ended
                                              __________________________________________
                                               February         February        February
                                               28, 2009         29, 2008        28, 2007
                                                  $                $               $
                                              __________       __________       ________

Deferred tax asset attributable to
   Current operations                          2,953,173        5,125,551        27,377
Contributions to capital by related parties            -                -        (8,160)
Non-deductible stock-based compensation       (2,705,348)               -             -
Less: Change in Valuation allowance             (247,825)      (5,125,551)      (19,217)
                                               _________        _________       ________

Net refundable amount                                  -                -             -
                                               =========        =========       ========

The composition of the Company's deferred tax asset as at February 28, 2009 and February 29, 2008 are as following:


                                                         As at
                                              ___________________________
                                               February         February
                                               28, 2009         29, 2008
                                                  $                $
                                              __________       __________

Net operation loss carry-forward              15,860,271       15,131,373
Statutory federal income tax rate                     34%              34%
Deferred tax assets                            5,392,492        5,144,667
Less: Valuation allowance                     (5,392,492)      (5,144,667)
                                              __________       __________

Net Deferred Tax Assets                                -                -
                                              ==========       ==========


The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at February 28, 2009, the Company has an unused net operating loss carry forward balance of approximately $15,860,271 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires between years 2025 and 2029.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 9 - SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
________________________________________________________________________________


                                            For the period from
                                            the date of inception                      For the year ended
                                            (October 11, 2004) to   _________________________________________________________
                                            February 28, 2009       February 28, 2009   February 29, 2008   February 28, 2007
_____________________________________________________________________________________________________________________________
                                                 (unaudited)
                                                      $                     $                   $                   $

Cash paid for interest                                    -                   -                     -                 -
Cash paid for income taxes                                -                   -                     -                 -

Non-cash transactions:
   Donated rent and services                         24,000                   -                     -            24,000
   Shares issued for exploration expenses        14,000,000                   -            14,000,000
   Mineral property expenses included in
      accounts payable                               50,000              50,000                     -                 -
_____________________________________________________________________________________________________________________________


NOTE 10 - COMMITMENTS
_____________________________________________________________________________

On August 24, 2007, the Company agreed to pay two directors of the Company management fees of $10,000 per month each on a month to month basis and to pay the director and former Chief Financial Officer of the Company management fees of $1,800 per month on a month to month basis (Note 5).

Effective April 1, 2008 the Company entered into an executive service agreement with Cleary Petroleum Corporation ("CPC") and Richard M. Cherry. In accordance with the terms and provisions of the Executive Agreement, Mr. Cherry through CPC would provide to the Company such services as required relating to his executive position as the President and Chief Executive Officer of the Company. In accordance, the Company shall pay to CPC a monthly fee of $25,000 and grant to Mr. Cherry 1,000,000 stock options exercisable at $1.75 per share for a ten year period. The Executive Agreement may be terminated by either party upon thirty days notice. Effective July 9, 2008, the Company accepted Mr. Cherry's resignation from the position of Chief Executive Officer and the termination of the Executive Agreement. Mr. Cherry has retained his position on the Company's Board of Directors and the previous stock option granted (Note 11).

Effective December 9, 2008 the Company entered into a written Geoforum Letter Option Agreement with Geoforum for the exclusive option to acquire a 100% undivided interest in four mineral properties in Sweden, subject to the 3% NSR royalty. The Company has until May 15, 2009 to conduct its due diligence and then, to proceed to enter into a more formal option agreement with Geoforum. Until then, the Geoforum Letter Option Agreement remains binding between the parties (Note 3(a)).

Effective January 15, 2009 the Company entered into a written TAM Letter Option Agreement with TAM and its wholly owned subsidiary, T.A Metal for exclusive options to acquire up to an 80% undivided interest in four mineral properties in Sweden, subject to a 3% NSR royalty. The Company has until May 15, 2009 to conduct its due diligence and then, to proceed to enter into a more formal option agreement with TAM. Until then, the TAM Letter Option Agreement remains binding between the parties (Note 3(b)).

The Company is in the process of obtaining the 7,500,000 shares from Strathmore for cancellation related to the termination of the Nose Rock Property Option Agreements (Notes 3(c) and 7).

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 11 - SUBSEQUENT EVENTS
________________________________________________________________________________

1. On March 2, 2009, the Company paid $25,000 to TAM related to the TAM Letter Option Agreement dated January 15, 2009 (Notes 3 and 4).

2. On March 6, 2009, the Company paid $25,000 to Geoforum related to the Geoforum Letter Option Agreement dated December 9, 2009 (Notes 3 and 4).

3. On April 17, 2009, the Company cancelled 4,500,000 stock options granted to certain officers, directors and management of the Company (Note 7).

4. On April 17, 2009, the Company granted 2,750,000 stock options to certain officers, directors and management of the Company. Each stock option entitles the holder to purchase a common share of the Company at a price of $0.50 up to April 17, 2019.

5. On April 21, 2009, the Company received legal notice regarding certain amounts due and owing to CPC pertaining to an executive service agreement dated April 1, 2008 (Note 10). The invoices aggregate $32,843. No litigation has been filed against the Company. The Company intends to negotiate with CPC regarding a potential settlement of amounts due and owing to CPC.

6. On April 23, 2009, the Company has entered into a Letter Agreement to purchase a total of thirteen exploration licences covering eight uranium deposits held by Continental Precious Minerals Ltd. ("Continental") in Sweden. The Company has until August 30, 2009 to conduct its due diligence.

     The Letter Agreement calls for an initial cash payment of $25,000 on signing of the Letter Agreement (paid).

     Subject to the completion of due diligence satisfactory to the Company, the Letter Agreement is to have an initial closing on August 31, 2009 at which time the Company is to:

     o    Make a cash payment of $7,500,000;

     o Issue and deliver 6,000,000 common shares of the Company (subject to a one year re-sale restriction); and

     o Issue and deliver warrants exercisable to purchase up to 1,000,000 common shares of the Company at the price of $1.00 per share for a period of two years from the date of issuance.

     At the first anniversary of the initial closing on August 31, 2009, the Company is to make a further payment of $7,500,000 and Continental is to transfer to the Company title to the thirteen exploration licences.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant from inception to current date is James Stafford, Inc. ("Stafford"), Chartered Accountants, Suite 350 - 1111 Melville Street, Vancouver, British Columbia, Canada V6E 3V6. The report of Stafford on our financial statements for fiscal year ended February 28, 2009 and February 29, 2008 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During fiscal year ended February 28, 2009, there were no disagreements between us and Stafford, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Stafford, would have caused Stafford to make reference thereto in its report on our audited financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 28, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurances that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those sytems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be come inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our Annual Rpoert, our management assessed the effective ness of our internal control over financial reporting as of February 28, 2009. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment using those criteria, management believes that, as of February 28, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting as of February 28, 2009. The report can be found included in our audited financial statements for fiscal years ended February 28, 2009 and February 29, 2008 and is incorporated herein by reference.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Jas Butalia, Mr. Richard Cherry and Mr. William Thomas. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The current audit committee was organized on December 18, 2008 and operates under a written charter adopted by our Board of Directors.

The audit committee has received and reviewed the written disclosures and the letter from James Stafford Chartered Accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K for fiscal year ended February 28, 2009 filed with the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages and positions held are as follows:


NAME                          AGE             POSITION WITH THE COMPANY

Marek Kreczmer                 57             President/Chief Executive Officer
                                              and a Director

William D. Thomas              57             Secretary/Treasurer,  Chief
                                              Financial Officer and a Director

Henry Martyn Fowlds            69             Director

Richard Cherry                 58             Director

Jas Butalia                    59             Director

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

MAREK J. KRECZMER has been our President/Chief Executive Officer and a director since July 9, 2008. Mr. Kreczmer has over thirty years of experience as a geologist and mining executive. Mr. Kreczmer has worked for major and emerging mining industry companies focused or uranium, base and precious metals. He also has extensive experience in corporate governance and administration as a current and former director of several publicly listed mining companies. Currently Mr. Kreczmer is the chief executive officer/chief technical officer and a director of Hana Mining Ltd., which is a mineral company exploring the Ghanzi copper prospect in Botswana. He was previously the president/chief executive officer and a director of NWT Uranium Corp., a uranium company engaged in the exploration of uranium in Northern Quebec, Niger and Saskatchewan, Canada, and a director of Soho Resources Ltd., a company developing the Tahuehueto gold deposit in Mexicop. In 1991, Mr. Kreczmer founded Tan Range Exploration Corporation (now Tanzanian Royalty Exploration Corporation), a company active in the Tanzania region of Africa which is listed on the TXS and AMEX. He served as its president through 2003. His professional background also includes work with Cameco Corporation, AGIP Canada Ltd., Granges Exploration Ltd. and Northern Canadian Minerals Inc.

Mr. Kreczmer obtained a B.Sc. Honors (Mineral Deposits Major) from the University of Ottawa and a Masters of Science specializing in mineral deposits from the University of Toronto. He is a member of the Association of Professional Engineers of Saskatchewan and the Prospectors and Developers Association of Canada (PDAC).

WILLIAM D. THOMAS. Mr. Thomas has been our Chief Financial Officer and Secretary/Treasurer since August 18, 2008. Mr. Thomas has over thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is also the chief financial officer of Mainland Resources, Inc., and Morgan Creek Energy, Nevada corporations that trade on the OTC Bulletin Board as well as Mira Resources, a Canadian public company traded on the TSX Venture Exchange. Mr. Thomas has held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as director of business services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007, he took on the role of chief financial officer for two public resource companies; Hana Mining Inc. and NWT Uranium Corp. Recently, Mr. Thomas resigned from NWT Uranium Corp. in July, 2008 but continues to serve as CFO for Hana Mining. Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999) of Kerr McGee's China operations. While in China, Mr. Thomas was responsible for finance including Sarbanes Oxley reporting, budgeting, treasury, procurement, taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC) and other Chinese and joint venture partners. Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee (JMC). Mr. Thomas previously worked as manager of fixed asset accounting for Kerr McGee Corporation's US operations (1996), as finance director of Kerr McGee's UK operations based in London/Aberdeen (1992-1996), and

Kerr McGee's Canadian operations in Calgary, Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career, he has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee. Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee's worldwide operations. He was most notably involved in the company's initial entry into both China and the UK North Sea - start ups of local and expatriate personnel that eventually developed into core areas (over $1 Billion in value) for Kerr McGee, including the company's first operated offshore oil fields in China (CFD 1-1) and the UK (Gryphon).

In his early career Mr. Thomas also held senior management positions in the finance divisions of Norcen Energy Ltd of Calgary, Alberta (1981-1984), Denison Mines Ltd of Ontario Canada (1978-1981) and Algoma Steel Corporation of Sault Ste Marie, Ontario, Canada (1977). He was also a Senior Auditor for the accounting firm, Coopers & Lybrand in Toronto, Canada (1975-1977).

Mr. Thomas attained his Chartered Accountant (CA) designation from the Canadian Institute of Chartered Accountants in 1977. He holds an Honors Bachelor of Commerce and Finance from the University of Toronto, Ontario, Canada.

HENRY MARTYN FOWLDS. Mr. Fowlds has been one of our directors since August 28, 2007 and was our prior Secretary/Treasurer and Chief Financial Officer until August 18, 2008. Mr. Fowlds has over forty years of experience in the public financial markets. Mr. Fowlds worked as a registered stockbroker for thirty-seven years, beginning with Merit Investment Corp. in Toronto, Canada in 1965. He relocated to Vancouver, Canada in 1980 in order to establish the west coast offices for Merit. In 1990, Mr. Fowlds joined the brokerage firm of Georgia Pacific Securities. Mr. Fowlds served as Vice President and sales manager of Georgia Pacific Securities in Vancouver until 2003, when he left the brokerage business to pursue a senior management role working for public companies in the resources and mining sector. Mr. Fowlds joined Dentonia Resources Ltd. as Vice President and Director in 2004. Dentonia is a Canadian mineral exploration company traded on the TSX Venture Exchange. Since late 2004, he has also served as the Vice President and Director of Vangold Resources Ltd., a Canadian natural resource company traded on the TSX Venture Exchange.

RICHARD M. CHERRY.  Mr. Cherry has
been one of our directors since April 1, 2008 and was our prior President/Chief Executive Officer until his resignation on July 9, 2008. Mr. Cherry has over thirty-four years of experience in the nuclear industry, having worked for multiple companies in areas of uranium mining, production, conversion, marketing and nuclear power generation. Mr. Cherry currently consults to the uranium industry. From 2000 through 2006, Mr. Cherry was the president and chief executive officer of Cotter Corporation and Nuclear Fuels Corporation, which are both affiliates of General Atomics Corporation. Mr. Cherry was responsible for all aspects of mining and milling operations in Colorado, including uranium and vanadium production. He was also responsible for the worldwide uranium marketing efforts of all uranium produced by Cotter Corporation and Nuclear Fuels Corporation to customers in the United States, Japan and Europe. From 1997 through 2000, Mr. Cherry serves as the vice president of ConverDyn and Nuclear Fuels Corporation. ConverDyn is a joint venture between Honeywell International and General Atomics formed to market uranium conversion services to large electrical utilities worldwide. From 1993 to 1997, Mr. Cherry served as the executive vice president of UG U.S.A., Inc. UG U.S.A. is the U.S. subsidiary of the German uranium trading company, Urangesellschaft mbH based in Franfurt, which trades all forms of nuclear fuel. From 1986 to 1993, Mr. Cherry served as the regional director (Far East) of Sequoyah Fuels Corporation, marketing their uranium conversion services to clients in Japan, South Korea and Taiwan. From 1973 to 1986, Mr. Cherry held various engineering and management positions with Kansas Gas and Electric Company, where he was responsible for the commercial and technical areas required to secure nuclear fuel for the Wolf Creek Nuclear Generating Station near Burlington, Kansas.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2009.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

As of the date of this Annual Report, Messrs. Butalia, Cherry and Thomas have been appointed as members to our Audit Committee. Two of the three members are "independent" within the meaning of Rule 10A-3 under the Exchange Act and are in addition financial experts. The Audit Committee operates under a written audit committee charter adopted by the Board of Directors on February 11, 2009.

The Audit Committee's primary function is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The Audit Committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

COMPENSATION COMMITTEE

As of the date of this Annual Report, Messrs. Butalia, and Cherry have been appointed as members to our Compensation Committee. The Compensation Committee operates under a written charter adopted by the Board of Directors pursuant to a written consent resolutions signed by all the members of the Board of Directors on February 11, 2009.

     OVERVIEW OF COMPENSATION PROCESS

The Compensation Committee of our Board of Directors is responsible for setting the compensation of our executive officers, overseeing the Board's evaluation of the performance of our executive officers and administering our equity-based incentive plans, 401(k) plan and deferred compensation plan, among other things. The Compensation Committee undertakes these responsibilities pursuant to a written charter adopted by the Compensation Committee and the Board of Directors, which will be reviewed at least annually by the Compensation
Committee. The charter may be viewed in full on our website, www.morgancreekcorp.com under the "Corporate Governance" tab on the Investor Relations page.

The Compensation Committee is composed solely of "non-employee directors" as defined in Rule 16b-3 of the rules promulgated under the Exchange Act, "outside directors" for purposes of regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code ("IRC"), and "independent directors" as defined in
Section 303A of the New York Stock Exchange ("NYSE") corporate governance listing standards, in each case as determined by the Board of Directors. Our Board of Directors recommends Compensation Committee membership based on such knowledge, experience and skills that it deems appropriate in order to adequately perform the responsibilities of the Compensation Committee. Messrs. Johnson, Horton and Viard serve as members of the Compensation Committee.

The Compensation Committee annually reviews executive compensation and our compensation policies to ensure that the Chief Executive Officer and the other executive officers are rewarded appropriately for their contributions to us and that the overall compensation strategy supports the objectives and values of our organization, as well as stockholder interests. The Compensation Committee will conduct this review and compensation determination through a comprehensive process involving a series of meetings typically occurring in the first quarter of each year.

     COMPENSATION PHILOSOPHY

The fundamental objective of our executive compensation policies is to attract, retain and motivate executive leadership for us that will execute our business strategy, uphold our values and deliver results and long-term value to our stockholders. Accordingly, the Compensation Committee seeks to develop compensation strategies and programs that will attract, retain and motivate highly qualified and high-performing executives through compensation that is:

     (i) PERFORMANCE BASED: a significant component of compensation should be determined based on whether or not we meet certain performance criteria that in the view of our Board of Directors are indicative of our success;

     (ii) STOCKHOLDER BASED: equity incentives should be used to align the interests of our executive officers with those of our stockholders;

     (iii) FAIR: compensation should take into account compensation among similarly situated companies, our success relative to peer companies and our overall pay scale.

It is the Compensation Committee's goal to have a substantial portion of each executive officer's compensation contingent upon our performance, as well as upon his or her individual performance. The Compensation Committee's compensation philosophy for an executive officer emphasizes an overall analysis of the executive's performance for the year, projected role and responsibilities, required impact on execution of our strategy, external pay practices, total cash and total direct compensation positioning, and other factors the Compensation Committee deems appropriate. The Compensation Committee's philosophy also considers employee retention, vulnerability to recruitment by other companies and the difficulty and costs associated with replacing executive talent. Based on these objectives, compensation programs for similarly situated companies and the philosophies of the Compensation Committee, the Compensation Committee has determined that we should provide our executive officers compensation packages composed of the following elements: (i) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels at comparably sized companies; and (ii) long-term stock-based incentive awards which strengthen the mutuality of interests between executive officers and our stockholders.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2009.

ADDITIONAL CORPORATE GOVERNANCE POLICIES

Our Board of Directors considered additional corporate governance issues, structure, policies and principles. Therefore, pursuant to the written consent resolutions signed by all the members of the Board of Directors on February 11, 2009, our Board of Directors adopted the following documents as additional corporate governance documents (collectively, the Corporate Governance Documents"): (i) Uranium International Corp. Corporate Governance Principles;
(ii) Uranium International Corp. Nominating and Governance Committee Charter and Responsibilities; (iii) Uranium International Corp. Board Committees Policy;
(iv) Uranium International Corp. Code of Business Conduct and Ethics; (v) Uranium International Corp. Code of Conduct for the Board of Directors; (vi)
Uranium International Corp. Corporate Governance Guideline; (vii) Uranium International Corp. Corporate Governance Policy' (viii) Uranium International Corp. Conflict of Interest Policy; (ix) Uranium International Corp. Whistleblower Policy and Procedures; and (x) Uranium International Corp. Board Roles and Responsibilities.


The Corporate Governance Documents may be viewed in full on our website, www.uraniuminternationalcorp.com under the "Corporate Governance" tab on the Investor Relations page.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended February 28, 2009 and February 29, 2008 (collectively, the "Named Executive Officers"):



SUMMARY COMPENSATION TABLE
__________________________________________________________________________________________________________________________________
                                                                             NON-EQUITY     NON-QUALIFIED    ALL OTHER
                                                                           INCENTIVE PLAN     DEFERRED      COMPENSATION
NAME        AND                                                   OPTION    COMPENSATION    COMPENSATION
PRINCIPAL                    SALARY        BONUS STOCK AWARDS     AWARDS                      EARNINGS                    TOTAL
POSITION          YEAR      ($) (1)         ($)      ($)          ($)(2)         ($)            ($)            ($)         ($)
__________________________________________________________________________________________________________________________________
          (3)
D. Bruce
Horton, prior
President and     2007     $ -0-          -0-        -0-          $ -0-           ---           ---             $ -0-       $-0-
CEO               2008       -0-          -0-        -0-            -0-           ---           ---               -0-        -0-
__________________________________________________________________________________________________________________________________
          (4)
Richard
Cherry, prior
President and     2007      $60,000       -0-        -0-          $ -0-          ---            ---             $ -0-     $ 60,000
CEO               2008      180,000       -0-        -0-        1,503,420        ---            ---               -0-      170,000
__________________________________________________________________________________________________________________________________
          (5)
Marek
Kreczmer,
current
President and     2007                    -0-        -0-          $ -0-          ---            ---             $ -0-        $-0-
CEO               2008        $-0--       -0-        -0-        2,184,286        ---            ---               -0-        $-0-
__________________________________________________________________________________________________________________________________

(1) This amount represents accrued fees, which have not been paid to the Named Executive Officers during the past year pursuant to consulting services provided in connection with their respective position as Chief Executive Officer.
(2) This amount represents the fair value of these Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model. However, all Stock Options granted to our executive officers during fiscal year ended February 28, 2009 were cancelled effective as of April 16, 2009.
(3) D. Bruce Horton tendered his resignation as the President/Chief Executive Officer to us on April 1, 2008.
(4) Richard Cherry served as our President/Chief Executive Officer effective April 1, 2008 until he tendered his resignation as the President/Chief Executive Officer to us on July 9, 2008.
(5) Marek Kreczmer was appointed as our President/Chief Executive Officer on July 9, 2008.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED FEBRUARY 28, 2009

The following table sets forth information as at February 28, 2009 relating to Stock Options that have been granted to the Named Executive Officers. As of the date of this Annual Report, all Stock Options reflected as granted during fiscal year ended February 28, 2009 have been cancelled effective as of April 19, 2009.



                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                       OPTION AWARDS                                                       STOCK AWARDS
                                                                                                                         Equity
                                                                                                                         Incentive
                                                                                                            Equity       Plan
                                                                                                            Incentive    Awards:
                                                                                                            Plan         Market or
                                                                                                            Awards:      Payout
                                                 Equity                                           Market    Number of    Value of
                                                 Incentive Plan                                   Value of  Unearned     Unearned
                     Number of    Number of      Awards: Number                       Number of   Shares    Shares,      Shares,
                     Securities   Securities     of Securities                        Shares or   or Units  Units or     Units or
                     Underlying   Underlying     Underlying                           Units of    of Stock  Other        Other
                     Unexercised  Unexercised    Unexercised    Option                Stock That  That      Rights That  Rights That
                     Options      Options        Unearned       Exercise    Option    Have Not    Have Not  Have Not     Have Not
                     Exercisable  Unexercisable  Options        Price      Expiration Vested      Vested    Vested       Vested
Name                     (#)          (#)            (#)          ($)       Date        (#)        ($)        (#)          (#)
D. Bruce Horton,         -0-          -0-           -0-                                -0-         -0-        -0-           -0-
prior  President/CEO

Richard Cherry,         1,000,000    -0-           -0-          1.75        04/02/18    -0-         -0-       -0-           -0-
prior President/CEO
Marek Kreczmer,
current
President/CEO           1,000,000    -0-           -0-          3.00        07/08/18    -0-         -0-       -0-           -0-


The following table sets forth information relating to compensation paid to our directors during fiscal years ended February 28, 2009:



DIRECTOR COMPENSATION TABLE

                                                                            Change in
                                                                            Pension
                                                                            Value and
                   Fees                                  Non-Equity         Nonqualified
                   Earned or                             Incentive          Deferred              All
                   Paid in      Stock     Option         Plan               Compensation         Other
                   Cash         Awards    Awards         Compensation       Earnings          Compensation       Total
Name                 ($)         ($)        ($)                ($)              ($)                ($)             ($)
Marek Kreczmer (1)    -0-         -0-     2,184,286         -0-                -0-                -0-           2,184,286
William D. Thomas
(2)                   -0-         -0-     1,638,214         -0-                -0-                -0-           1,638,214
D. Bruce Horton
(3)                   -0-         -0-        -0-            -0-                -0-                -0-                -0-
Jas Butalia (4)       -0-         -0-       751,710         -0-                -0-                -0-             751,710
James Douglas
Brown (5)             -0-         -0-       751,710         -0-                -0-                -0-             751,710
Richard M. Cherry
(6)                 180,000       -0-     1,503,420         -0-                -0-                -0-           1,683,420
Ganpat Mani (7)    $100,000       -0-       751,710         -0-                -0-                -0-            $851,710
Henry Fowlds (8)   $ 21,600       -0-       375,857         -0-                -0-                -0-            $397,457


(1) Mr. Kreczmer was granted 1,000,000 Stock Options on July 9, 2008 exercisable into 1,000,000 shares of common stock at $3.00 per share with a Black Sholes valuation of $2,184,285. The 1,000,000 Stock Options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Kreczmer of 1,000,000 Stock Options under our 2009 Stock Option Plan at an exercise price of $0.50 per share based upon an analysis of the uranium industry and general economic conditions. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

(2) Mr. Thomas was granted 750,000 Stock Options on August 18, 2008 exercisable into 750,000 shares of common stock at $3.00 per share with a Black Sholes valuation of $1,638,214. The 750,000 Stock Options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Thomas of 500,000 Stock Options under our 2009 Stock Option Plan at an exercise price of $0.50 per share based upon an analysis of the uranium industry and general economic conditions. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

(3) Mr. Horton resigned as a member of the Board of Directors effective April 1, 2008.

(4) Mr. Butalia was granted 500,000 Stock Options on April 2, 2008 exercisable into 500,000 shares of common stock at $1.75 per share with a Black Sholes valuation of $751,710. The 500,000 Stock Options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Butalia of 250,000 Stock Options under our 2009 Stock Option Plan at an exercise price of $0.50 per share based upon an analysis of the uranium industry and general economic conditions. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

(5) Mr. Brown was granted 500,000 Stock Options on April 2, 2008 exercisable into 500,000 shares of common stock at $1.75 per share. The 500,000 Stock Options were cancelled effective April 19, 2009. Mr. Brown resigned as a member of the Board of Directors effective February 5, 2009.

(6) Mr. Cherry was granted 1,000,000 Stock Options on April 2, 2008 exercisable into 1,000,000 shares of common stock at $1.75 per share with a Black Sholes valuation of $1,503,420. The 1,000,000 Stock Options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Cherry of 250,000 Stock Options under our 2009 Stock Option Plan at an exercise price of $0.50 per share based upon an analysis of the uranium industry and general economic conditions. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

(7) Mr. Mani was granted 500,000 Stock Options on April 2, 2008 exercisable into 500,000 shares of common stock at $1.75 per share. The 500,000 Stock Options were cancelled effective April 19, 2009. Mr. Mani resigned as a member of the Board of Directors effective December 31, 2008.

(8) Mr. Fowlds was granted 250,000 Stock Options on April 2, 2008 exercisable into 250,000 shares of common stock at $1.75 per share with a Black Sholes valuation of $375,855. The 250,000 Stock Options were cancelled effective April

19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Fowlds of 250,000 Stock Options under our 2009 Stock Option Plan at an exercise price of $0.50 per share based upon an analysis of the uranium industry and general economic conditions. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

EMPLOYMENT AND CONSULTING AGREEMENTS

KRECZMER EXECUTIVE SERVICES AGREEMENT

On July 9, 2008, we entered into a verbal agreement with Mr. Kreczmer regarding compensation for services to be rendered relating to his executive position as his executive position as our President and Chief Executive Officer . As of February 28, 2009, no amounts have been paid nor accrued for fees due or owing to Mr. Kreczmer. Furthermore, we granted to Mr. Kreczmer 1,000,000 Stock Options exercisable into 1,000,000 shares of common stock at an exercise price of $3.00 per share for a period of ten years which, as of April 19, 2009, were cancelled. Concurrently, we granted 1,000,000 Stock Options exercisable into 1,000,000 shares of common stock at an exercise price of $0.50 per share for a period of ten years.

CHERRY EXECUTIVE SERVICES AGREEMENT

On April 1, 2008, we entered into an executive services agreement with Cleary Petroleum Corporation, an Oklahoma corporation ("Clearly Petroleum") and Richard
M. Cherry (the "Cherry Executive Agreement"). In accordance with the terms and provisions of the Cherry Executive Agreement, Mr. Cherry through Cleary Petroleum provided to us such services as required relating to his executive position as our President and Chief Executive Officer. In accordance with the further terms and provisions of the Cherry Executive Agreement, we were to pay to Cleary Petroleum a monthly fee of $25,000. The Cherry Executive Agreement was terminated on January 31, 2009.

GANPAT MANI

On August 24, 2007, we agreed to pay Ganpat Mani a consulting fee of $10,000 per month on a month to month basis. As of December 31, 2008, this arrangement was terminated. HENRY MARTYN FOWLDS On August 24, 2007, we agreed to pay to Henry Fowlds a consulting fee of $1,800 per month on a month to month basis associated with his executive position as our Chief Financial Officer. As of February 28, 2009, the amount accrued and due and owing to Mr. Fowlds was $21,600.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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


                                                              AMOUNT AND NATURE OF          PERCENTAGE OF BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                      BENEFICIAL OWNERSHIP(1)                OWNERSHIP
DIRECTORS AND OFFICERS:
Marek Kreczmer                                                    4,000,000 (2)                      7.277%
6475 Park Meadows Drive, Suite 600
Lone Tree, Colorado 80124

William D. Thomas                                                   500,000 (3)                          *
6475 Park Meadows Drive, Suite 600
Lone Tree, Colorado 80124

Henry Martyn Fowlds                                                 250,000 (4)                          *
6475 Park Meadows Drive, Suite 600
Lone Tree, Colorado 80124

Richard Cherry                                                    1,000,000 (5)                       1.84%
6475 Park Meadows Drive, Suite 600
Lone Tree, Colorado 80124

Jas Butalia                                                         250,000 (6)                         *
6475 Park Meadows Drive, Suite 600
Lone Tree, Colorado 80124

All executive officers and directors as a group (5                6,000,000(7)                       10.66%
persons)

BENEFICIAL 10% OR GREATER SHAREHOLDERS
Strathmore Resources (US) Ltd.                                    7,500,000 (8)                      13.88%
2420 Walt Court
Riverton, Wyoming 85201



*     Less than one percent.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
      (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 54,037,500 shares issued and outstanding. Beneficial ownership reflects the Forward Stock Split.

(2) This figure includes: (i) 3,000,000 shares of common stock; and (ii) 1,000,000 Stock Options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share expiring on April 17, 2019.

(3) This figure includes 500,000 Stock Options to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share expiring on April 17, 2019.

(4) This figure includes 250,000 Stock Options to purchase 250,000 shares of our common stock at an exercise price of $0.50 per share expiring on April 17, 2019.

(5) This figure includes: (i) 750,000 shares of common stock; and (ii) 250,000 Stock Options to purchase 250,000 shares of our common stock at an exercise price of $0.50 per share expiring on April 17, 2019.

(6) This figure includes 250,000 Stock Options to purchase 250,000 shares of our common stock at an exercise price of $0.50 per share expiring on April 17, 2019.

(7) This figure includes: (i) 3,750,000 shares of common stock; and (ii) 2,250,000 Stock Options to purchase 2,250,000 shares of our common stock at an exercise price of $0.50 per share expiring on April 17, 2019.

(8) In accordance with the Termination Agreement, the 7,500,000 shares are currently being returned by Strathmore to us for cancellation and return to treasury. As of the date of this Annual Report, the 7,500,000 shares have not been cancelled.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended February 28, 2009.

KRECZMER EXECUTIVE AGREEMENT

On July 9, 2008, we entered into a verbal agreement with Mr. Kreczmer regarding compensation for services to be rendered relating to his executive position as his executive position as our President and Chief Executive Officer. As of February 28, 2009, no amounts have been paid nor accrued for fees due or owing to Mr. Kreczmer. Furthermore, we granted to Mr. Kreczmer 1,000,000 Stock Options exercisable into 1,000,000 shares of common stock at an exercise price of $3.00 per share for a period of ten years which, as of April 19, 2009, were cancelled. Concurrently, we granted 1,000,000 Stock Options exercisable into 1,000,000 shares of common stock at an exercise price of $0.50 per share for a period of ten years.

SHAREHOLDER LOAN

On June 4, 2007, we issued a promissory note to one of our shareholders in the principal amount of $250,000 with interest at 10% per annum. During fiscal year ended February 29, 2008, the shareholder advanced to us an aggregate of $111,000 at an interest rate of 10% per annum. During fiscal year ended February 28, 2009, the shareholder further advanced to us an aggregate of $130,000. Thus, as of February 28, 2009, an aggregate of $552,481 is due and owing to the shareholder consisting of principal and accrued interest of $491,000 and $61,481, respectively.

Except for the transactions described above, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended February 29, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended February 28, 2009, we incurred approximately $20,793 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended February 28, 2009 and for the review of our financial statements for the quarters ended May 31, 2008, August 31, 2008 and November 30, 2008.

During fiscal year ended February 29, 2008, we incurred approximately $20,097 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended February 29, 2008 and for the review of our financial statements for the quarters ended May 31, 2007, August 31, 2007 and November 30, 2007.

During fiscal year ended February 28, 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

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

10.5 Executive Services Agreement dated April 1, 2008 among Uranium International Corp., Cleary Petroleum Corp. and Richard M. Cherry. (5)

10.6 Letter Option Agreement dated December 9, 2008 between Uranium International Corp. and Geoforum Scandinavia AB. (6)

10.7 Letter Option Agreement dated January 15, 2009 between Uranium International Corp. and Trans Atlantic Metals AG. (7)

10.8 Letter Agreement dated April 21, 2009, effective April 23, 2009, between Uranium International Corp. and Continental Precious Metals Inc. (8)

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

(2) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on September 14, 2007.

(3) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

(4) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(5) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on April 7, 2008.

(6) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.

(7) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on January 23, 2009.

(8) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on May 1, 2009.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      URANIUM INTERNATIONAL CORP.

Dated: May 26, 2009                   By: /s/MAREK KRECZMER
                                          __________________________________
                                             Marek Kreczmer, President/Chief
                                             Executive Officer


Dated: May 26, 2009                   By: /s/ WILLIAM D. THOMAS
                                          __________________________________
                                              William D. Thomas,
                                              Treasurer/Chief Financial
                                              Officer