Form 10-Q
period 2009-05-31
URANIUM INTERNATIONAL CORP.
filed 2009-07-15
CIK 1348788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                        For the period ended May 31, 2009


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from ______ to _______


                          COMMISSION FILE NO. 000-52660


                           URANIUM INTERNATIONAL CORP.
                 ______________________________________________
                 (Name of small business issuer in its charter)


            NEVADA                                               20-1769847
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                           Outstanding as of  July 13, 2009
Common Stock, $0.001                            54,037,500

                           URANIUM INTERNATIONAL CORP.

                                    Form 10-Q

Part 1.  FINANCIAL INFORMATION                                                 4

Item 1.  FINANCIAL STATEMENTS
            Balance Sheets                                                     5
            Statements of Operations                                           6
            Statements of Change in Stockholders' Equity                       7
            Statements of Cash Flows                                           8
            Notes to Financial Statements                                      9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  22

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                          32

Item 4.  Controls and Procedures                                              33

Part II. OTHER INFORMATION                                                    34

Item 1.  Legal Proceedings                                                    34

Item 1A. Risk Factors                                                         35

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds                                                             35

Item 3.  Defaults Upon Senior Securities                                      36

Item 4.  Submission of Matters to a Vote of Security Holders                  36

Item 5.  Other Information                                                    36

Item 6.  Exhibits                                                             37

PART I

ITEM 1. FINANCIAL STATEMENTS


                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS
                           (EXPRESSED IN U.S. DOLLARS)
                                  MAY 31, 2009
                                   (UNAUDITED)



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                  May 31,           February 28,
                                                                                   2009                 2009
________________________________________________________________________________________________________________
                                                                                 (unaudited)         (audited)
                                        ASSETS
CURRENT ASSETS
   Cash                                                                         $      5,463        $     51,923
   Prepaid expenses                                                                    3,529               1,660
________________________________________________________________________________________________________________

                                                                                       8,992              53,583
MINERAL PROPERTY COST (Note 3)                                                        75,000              50,000
________________________________________________________________________________________________________________

TOTAL ASSETS                                                                    $     83,992        $    103,583

================================================================================================================
                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities (Note 4)                            $    153,373        $    206,010
   Due to related parties (Note 5, 9 and 10)                                         165,443             179,463
   Related party promissory note payable (Note 6)                                    620,475             552,481
________________________________________________________________________________________________________________

                                                                                     939,291             937,954
________________________________________________________________________________________________________________

NATURE OF OPERATIONS AND BASIS OF PRESENTATION,
COMMITMENTS AND SUBSEQUENT EVENTS (Notes 1, 10 and 11)

STOCKHOLDERS'  DEFICIT
   Capital stock (Note 7)
   Authorized
      375,000,000 shares of common stock, $0.001 par value
   Issued and outstanding
      54,037,500 shares of common stock (February 28, 2009 - 54,037,500)
      (Notes 3(c), 7, 9 and 10)                                                       46,538              54,038
   Additional paid-in capital                                                     24,051,907          22,952,767
   Deficit, accumulated during the exploration stage                             (24,953,744)        (23,841,176)
________________________________________________________________________________________________________________

TOTAL  STOCKHOLDERS' DEFICIT                                                        (855,299)           (834,371)
________________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $     83,992        $    103,583
================================================================================================================


NATURE AND CONTINUANCE OF OPERATIONS (Note 1), COMMITMENTS (Note 10) and SUBSEQUENT EVENT (Note 11)


ON BEHALF OF THE BOARD:

___________________________________   Director


___________________________________   Director


    The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)

                                                                        Three months ended           October 11, 2004
                                                                              May 31,                 (inception) to
                                                                   _____________________________         May 31,
                                                                       2009             2008               2009
_____________________________________________________________________________________________________________________

GENERAL & ADMINISTRATIVE EXPENSES
   Write down of mineral property acquisition costs (Note 3)       $          -     $          -       $ 14,500,000
   Bank charges and interest                                                313               68              3,996
   Consulting fees                                                            -           60,000            208,015
   Interest expense (Note 6)                                             12,994            9,099             74,475
   Legal and accounting (recovery)                                         (712)          21,671            454,900
   Management fees (Note 5)                                                   -          120,400            472,200
   Marketing and promotion                                                   81                -             51,410
   Mineral property development expenditures                                  -                -             22,743
   Office and miscellaneous                                               1,011            3,885             68,866
   Rent                                                                   3,383            2,866             30,477
   Stock-based compensation (Note 7)                                  1,091,640        3,740,000          9,048,545
   Transfer agent fees                                                    3,858            1,069             18,117
_____________________________________________________________________________________________________________________

TOTAL GENERAL & ADMINISTRATIVE EXPENSES                               1,112,568        3,959,058         24,953,744
_____________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                                            $ (1,112,568)    $ (3,959,058)      $(24,953,744)
=====================================================================================================================



BASIC AND DILUTED LOSS PER COMMON SHARE                            $      (0.02)    $      (0.07)
================================================================================================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                                      46,537,500       54,037,500
(Notes 3(c), 7, 9 AND 10)
================================================================================================


    The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

             STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                                  Deficit
                                                                        Additional              during the
                                                Number of     Capital    paid-in                exploration
                                              shares issued    stock     capital     Warrants      stage         Total
                                                                 $          $           $            $             $
_________________________________________________________________________________________________________________________

Balance at October 11, 2004 (inception)

Common shares issued for cash ($0.00013
per share) - November 29, 2004 (Note 7)         30,000,000     30,000      (26,000)         -             -         4,000

Common shares issued for cash ($0.00013
per share) - January 10, 2005 (Note 7)          18,000,000     18,000      (15,600)         -             -         2,400

Common shares issued for cash ($0.00013
per share) - January 21, 2005 (Note 7)          11,250,000     11,250        3,750          -             -        15,000

Common shares issued for cash ($0.00013
per share) - January 25, 2005 (Note 7)           1,500,000      1,500          500          -             -         2,000

Common shares issued for cash ($0.00013
per share) - February 1, 2005 (Note 7)             187,500        188        2,312          -             -         2,500

Net loss for the period                                  -          -            -          -        (3,051)       (3,051)
_________________________________________________________________________________________________________________________

Balance at February 28, 2005                    60,937,500     60,938      (35,038)         -        (3,051)       22,849
Net loss for the year                                    -          -            -          -       (12,401)      (12,401)
_________________________________________________________________________________________________________________________

Balance at February 28, 2006                    60,937,500     60,938      (35,038)         -       (15,452)       10,448
Contributions to capital by related parties              -          -       24,000          -             -        24,000
Net loss for the year                                    -          -            -          -       (64,770)      (64,770)
_________________________________________________________________________________________________________________________

Balance at February 28, 2007                    60,937,500     60,938      (11,038)         -       (80,222)      (30,322)

Restricted common shares returned and
cancelled - May 30, 2007 (Note 7)              (15,000,000)   (15,000)      15,000          -             -             -

Common shares issued per Strathmore
Option Agreement (Notes 3 and 7)                 7,500,000      7,500   13,992,500          -             -    14,000,000

Common shares issued for cash ($1.67 per
share) - February 26, 2008 (Note 7)                600,000        600      816,316          -             -       816,916

Warrants granted for cash - February 26,
2008 (Note 7)                                            -          -            -    183,084             -       183,084

Net loss for the year                                    -          -            -          -   (15,075,151)  (15,075,151)
_________________________________________________________________________________________________________________________

Balance at February 29, 2008                    54,037,500     54,038   14,812,778    183,084   (15,155,373)     (105,473)

Stock-based compensation (Note 7)                        -          -    7,956,905          -             -     7,956,905
Warrants expired during the year (Note 7)                -          -      183,084   (183,084)            -             -
Net loss for the year                                    -          -            -          -    (8,685,803)   (8,685,803)
_________________________________________________________________________________________________________________________

Balance at February 28, 2009                    54,037,500     54,038   22,952,767          -   (23,841,176)     (834,371)

Stock-based compensation (Note 7)                        -          -    1,091,640          -             -     1,091,640
7,500,000 common shares acquired to be
cancelled (Notes 3(c), 7, 9 and 10)                      -     (7,500)       7,500                                      -

Net loss for the period                                  -          -            -          -    (1,112,568)   (1,112,568)
_________________________________________________________________________________________________________________________

Balance at May 31, 2009                         54,037,500     46,538   24,051,907          -   (24,953,744)     (855,299)
=========================================================================================================================


    The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)

                                                                                                             October 11, 2004
                                                                              Three months ended               (inception)
                                                                                   May 31,                      to May 31
                                                                             2009               2008               2009
_____________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                                   $(1,112,568)    $(3,959,058)      $(24,953,744)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
      Accrued interest on shareholders loan                                       12,994           9,099             74,475
      Contributions to capital by related parties                                      -               -             24,000
      Write down of mineral property acquisition costs (Note 3)                        -               -         14,500,000
      Stock-based compensation (Note 7)                                        1,091,640       3,740,000          9,048,545
   Changes in operating assets and liabilities:
      Increase in prepaid expenses                                                (1,869)         (1,660)            (3,529)
      Increase (decrease) in accounts payable and accrued liabilities            (52,637)          6,283            153,373
      Increase (decrease) in due to related parties (Note 5, 9 and 10)           (14,020)          3,200            165,443
_____________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                            (76,460)       (202,136)          (991,437)
_____________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of mineral property interests (Note 3)                            (25,000)              -           (575,000)
_____________________________________________________________________________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES                                            (25,000)              -           (575,000)
_____________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from related parties (Note 6)                                         55,000               -            546,000
   Common shares issued for cash                                                       -               -          1,025,900
_____________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         55,000               -          1,571,900
_____________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                  (46,460)       (202,136)             5,463

CASH, BEGINNING                                                                   51,923         336,260                  -
_____________________________________________________________________________________________________________________________

CASH, ENDING                                                                 $     5,463     $   134,124       $      5,463
=============================================================================================================================

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (Note 9)


    The accompanying notes are an integral part of these financial statements


URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 (UNAUDITED)
________________________________________________________________________________


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

The Company's financial statements as at May 31, 2009 and for the period then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating loses since inception of $24,953,744 and as at May 31, 2009 has a working capital deficit of $930,299. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

COMPARATIVE FIGURES
Certain comparative figures have been reclassified in order to conform to the current period's financial statement presentation.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 (UNAUDITED)
________________________________________________________________________________


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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of May 31, 2009, any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2009 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in U.S. dollars. In accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To May 31, 2009, the Company has not recorded any translation adjustments into stockholders' equity.

STOCK-BASED COMPENSATION
On June 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123(R), "SHARE-BASED PAYMENT". The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS No. 123(R). The results for the prior periods were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the EITF in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with the requirements of SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

CHANGES IN ACCOUNTING POLICIES
In May 2008, the FASB issued FASB Staff Position ("FSP") Accounting Principles Board Opinion No. 14-1, "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)". FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption. The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company's non-convertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years starting March 1, 2009 and interim periods within those fiscal years. Management has determined the adoption of this statement did not have material effect on the Company's financial position, cash flows and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, "DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS". In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP NO. FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP NO. FAS 142-3 is effective for financial statements issued for fiscal years starting March 1, 2009. Management has determined the adoption of this statement did not have material effect on the Company's financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 will be effective for financial statements issued for fiscal years and interim periods starting March 1, 2009, has been adopted by the Company beginning in the first quarter of fiscal 2010. Management has determined the adoption of this statement did not have material effect on the Company's financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51" which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year starting March 1, 2009. Earlier adoption is prohibited. Management has determined the adoption of this statement did not have material effect on the Company's financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "BUSINESS COMBINATIONS". SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period starting March 1, 2009. Accordingly, any business combinations completed by the Company prior to June 1, 2009 will be recorded and disclosed following existing GAAP. Management has determined the adoption of this statement did not have material effect on the Company's financial position, cash flows and results of operations.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT
INTERNATIONAL FINANCIAL REPORTING STANDARDS
In November 2008, the Securities and Exchange Commission ("SEC") issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.


NOTE 3 - MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

(A)  GEOFORUM SCANDINAVIA AB PROPERTY
Effective December 9, 2008 the Company entered into a written letter option agreement with Geoforum Scandinavia AB ("Geoforum") for the exclusive option to acquire a 100% undivided interest in four mineral properties in Sweden (the "Geoforum Properties"), subject to a 3% NSR royalty ("Geoforum Letter Option Agreement"). The Company has until May 15, 2009 (amended to July 31, 2009) to conduct its due diligence and then, to proceed to enter into a more formal option agreement with Geoforum. Until then, the Letter Option Agreement remains binding between the parties (Note 10).

Under the terms of the Geoforum Letter Option Agreement, in order to exercise the Option, the Company from the date of the signing of the Formal Option Agreement, must pay Geoforum $225,000 over seven years and issue 100,000 restricted common shares of the Company as follows:

o $25,000 on or before the earlier of the expiration of the due diligence period or February 28, 2009 (the "Geoforum Effective Date") (paid on March 6, 2009);

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

(B)  TRANS ATLANTIC METALS AB PROPERTY
Effective January 15, 2009 the Company entered into a written letter option agreement with Trans Atlantic Metals AG ("TAM") and its wholly owned subsidiary, T.A Metal, Sweden AG for exclusive options to acquire up to an 80% undivided interest in four mineral properties in Sweden (the "TAM Properties"), subject to a 3% NSR royalty ("TAM Letter Option Agreement"). The Company has until May 15, 2009 (amended to July 31, 2009) to conduct its due diligence and then, to proceed to enter into a more formal option agreement with TAM. Until then, the Letter Option Agreement remains binding between the parties (Note 10).

According to the terms of the TAM Letter Option Agreement, in order to exercise the first Option for a 51% interest, the Company from the date of signing of the Formal Option Agreement, must pay TAM $75,000 within the first year ($225,000 over seven years) and issue 100,000 restricted common shares of the Company within two years as follows:

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 3 - MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(B)   TRANS ATLANTIC METALS AB PROPERTY (CONTINUED)

o $25,000 on or before the earlier of the expiration of the due diligence period or February 28, 2009 (the "TAM Effective Date") (paid on March 2,
     2009);

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 3 - MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(C)      NOSE ROCK PROPERTY (CONTINUED)
The acquisition cost of $14,250,000 provided to Strathmore was initially capitalized as a tangible asset. During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $14,250,000 related to the Nose Rock Property.

On November 18, 2008 the Company entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements. Pursuant to the terms of the termination agreement, Strathmore was required to return to the Company's treasury for cancellation 7,500,000 common shares previously issued to and registered in the name of Strathmore. Upon completion of the termination agreement, all obligations of Strathmore and the Company pertaining to the Nose Rock Property Option Agreements were terminated. As at May 31, 2009 The Company had obtained the 7,500,000 common shares from Strathmore related to the termination of the Nose Rock Property Option Agreements and was in the process of cancelling the common shares (Notes 7, 9 and 10).

(D)      CONTINENTAL PROPERTY
Effective April 23, 2009, the Company entered into a Letter Agreement to purchase a total of thirteen exploration licences covering eight uranium deposits held by Continental Precious Minerals Ltd. ("Continental") in Sweden. The Company has until August 30, 2009 to conduct its due diligence.

The Letter Agreement calls for an initial cash payment of $25,000 on signing of the Letter Agreement (paid on April 24, 2009).

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

At the first anniversary of the initial closing on August 31, 2009, the Company is to make a further payment of $7,500,000 and Continental is to transfer to the Company title to the thirteen exploration licenses (Note 10).

(E)      DALTON PASS PROPERTY
Further to the LOI dated July 11, 2007, effective October 5, 2007, the Board of Directors of the Company approved the Company's entry into an Option and Joint Venture Agreement dated October 5, 2007 (the "Agreement") with Strathmore with respect to Strathmore's Dalton Pass Property (the "Property"). The Property consists of certain federal lode mining claims located between Church Rock and Crownpoint uranium districts of the western Grants Mineral Belt in the State of New Mexico.

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 3 - MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(E)      DALTON PASS PROPERTY (CONTINUED)

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

The acquisition cost of $250,000 paid to Strathmore was initially capitalized as a tangible asset. During the year ended February 28, 2008, the Company recorded a write down of mineral property acquisition costs of $250,000 related to the Dalton Pass Property.

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


NOTE 5 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The balance due to related parties of $165,443 at May 31, 2009 (February 28, 2009 - $179,463) is due to directors and/or shareholders of the Company and is unsecured, non-interest bearing and payable on demand.

There were no transactions with related parties during the period ended May 31, 2009:

     i. Paid or accrued management fees of $Nil (2008 - $85,000) to the former president and director of the Company.

     ii. Paid or accrued management fees of $Nil (2008 - $30,000) to a director of the Company.

     iii. Paid or accrued management fees of $Nil (2008 - $5,400) to a director and former chief financial officer of the Company.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 5 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS (CONTINUED)
________________________________________________________________________________

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

Included in due to related parties at May 31, 2009 is $32,843 due to a company controlled by a director of the Company which the Company has offered to settle by way of the issuance of 44,000 common shares of the Company (Notes 9 and 10).


NOTE 6 - RELATED PARTY PROMISSORY NOTE PAYABLE
________________________________________________________________________________

The related party promissory note payable of $620,475 at May 31, 2009 consists of principal and accrued interest payable of $546,000 and $74,475 respectively. These amounts are unsecured, bear interest at 10% per annum and have no set terms of repayment. On June 4, 2007 the Company signed a promissory note with a shareholder of the Company for $250,000 at a rate of 10% per annum. During the years ended February 29, 2008 and February 28, 2009 and the period ended May 31, 2009, the same shareholder advanced the Company an additional $111,000, $130,000 and $55,000 respectively at a rate of 10% per annum.


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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 7 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

     vii. On September 14, 2007, 7,500,000 common shares valued at $14,000,000 of the Company were issued to Strathmore in accordance with the terms of the Option and Joint Venture Agreement.. On November 18, 2008 the Company entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements. Pursuant to the terms of the termination agreement, Strathmore was required to return to the Company's treasury for cancellation 7,500,000 common shares previously issued and registered in the name of Strathmore. As at May 31, 2009, the Company had obtained the 7,500,000 common shares from Strathmore related to the termination of the Nose Rock Property Option Agreements and was in the process of cancelling the common shares This transaction has been recorded as a reduction in share capital of $7,500 and an increase in contributed surplus of $7,500 and will be recorded as a reduction in the number of common shares outstanding of the Company upon the cancellation of the common shares (Notes 3(c), 9 and 10).

     viii. On February 26, 2008, the Company issued 600,000 units at a price of $1.67 per unit for proceeds of $1,000,000. Each unit consists of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $2.00 up to February 26, 2009. These warrants expired during the year ended February 28, 2009.

SHARE PURCHASE WARRANTS

There are no outstanding share purchase warrants at May 31, 2009.

STOCK OPTIONS

On April 2, 2008 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine

As approved by the Board of directors, on April 2, 2008, the Company granted 2,750,000 stock options to certain officers, directors and management of the Company at $1.75 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $4,134,405, and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.18%, a dividend yield of 0% and expected volatility of 106% and has been recorded as a stock based compensation expense during the year ended February 28, 2009.

As approved by the Board of directors, on July 9, 2008 and August 18, 2008, the Company granted a total of 1,750,000 stock options to certain officers and directors of the Company at $3.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $3,822,500 and was determined using the Black-Scholes option pricing model with the following weighted average assumptions; an expected life of 5 years, a risk free interest rate of 3.09%, a dividend yield of 0% and expected volatility of 120%. This amount has been recorded as a stock based compensation expense during the year ended February 28, 2009.

On April 17, 2009, the Company cancelled 4,500,000 stock options previously granted to certain officers, directors and management of the Company.

On April 17, 2009, the Company granted 2,750,000 stock options to certain officers, directors and management of the Company. Each stock option entitles the holder to purchase a common share of the Company at a price of $0.50 up to April 17, 2019. The total fair value of these options at the date of grant was estimated to be $1,091,640 ($0.40 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.91%, a dividend yield of 0% and expected volatility of 193% and has been recorded as a stock based compensation expense during the three month period ended May 31, 2009.

The following stock options were outstanding at May 31, 2009

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 7 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

STOCK OPTIONS (CONTINUED)

                                                    REMAINING
                                                   CONTRACTUAL
                       EXERCISE       NUMBER          LIFE
                        PRICE       OF OPTIONS       (YEARS)


     Stock Options      $0.50       2,750,000         9.88

The following is a summary of stock option activities during the period end May 31, 2009:

                                         NUMBER OF     WEIGHTED AVERAGE
                                          OPTIONS       EXERCISE PRICE
                                                              $

Outstanding and exercisable at
   February 28,  2009                    4,500,000           2.24

Granted during the period                2,750,000           0.50
Exercised during the period                      -              -
Cancelled during the period             (4,500,000)          2.24
                                         _________           ____

Outstanding and exercisable at
   May 31, 2009                          2,750,000           0.50
                                         =========           ====

Weighted average fair value of
   options granted during the period                          0.40
                                                              ====


NOTE 8 - INCOME TAXES
________________________________________________________________________________

The Company has losses carry forward for income tax purpose to May 31, 2009. There are no current or deferred tax expenses for the three month period ended May 31, 2009 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

                                                     Three months ended
                                                _____________________________
                                                May 31, 2009     May 31, 2008
                                                ____________     ____________

Deferred tax asset attributable to
Current operations                               $ 378,273       $ 1,346,080
Contributions to capital by related parties              -                 -
Non-deductible stock-based compensation           (371,157)       (1,271,600)
Less: Change in Valuation allowance                 (7,116)          (74,480)
                                                 _________       ___________

Net refundable amount                            $               $         -
                                                 =========       ===========

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 8 - INCOME TAXES (CONTINUED)
________________________________________________________________________________

The composition of the Company's deferred tax asset as at May 31, 2009 and February 28, 2009 are as following:

                                                     As at
                                       __________________________________
                                                        February 29, 2009
                                       May 31, 2009         (audited)

Net operation loss carry-forward      $ 15,881199          $15,860,271
Statutory federal income tax rate              34%                  34%
Deferred tax assets                     5,399,608            5,392,492
Less: Valuation allowance              (5,399,608)          (5,392,492)
                                      ___________          ___________

Net Deferred tax assets               $         -          $         -
                                      ___________          ___________


The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at May 31, 2009, the Company has an unused net operating loss carry forward balance of approximately $15,881,199 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires between years 2025 and 2030.


NOTE 9 - SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
________________________________________________________________________________


                                       October 11, 2004     Three months ended
                                        (inception) to      ___________________
                                           May 31,          May 31,     May 31,
                                             2009            2009        2008
                                          (unaudited)
                                              $                $           $
                                       ________________________________________

Cash paid for interest                             -              -           -
Cash paid for income taxes                         -              -           -

Non-cash transactions:
   Donated rent and services                  24,000              -           -
   Shares issued for exploration
      expenses                            14,000,000              -           -
   Mineral property expenses
   included in accounts payable                    -              -           -

During the three month period ended 31 May 2009, the Company incurred stock based compensation of $1,091,640 (Note 7).

The Company has proposed to settle $32,843 of debt by way of the issuance of 44,000 common shares of the Company (Notes 5 and 10).

As of May 31, 2009, the Company was in the process of cancelling 7,500,000 common shares returned to the Company related to the termination of the Nose Rock Property Option Agreements (Notes 3(c), 7 and 10).

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 10 - COMMITMENTS
________________________________________________________________________________

1. On August 24, 2007, the Company agreed to pay two directors of the Company management fees of $10,000 per month each on a month to month basis and to pay the director and former Chief Financial Officer of the Company management fees of $1,800 per month on a month to month basis. Effective February 1, 2009, the Company and the parties agreed to no further charges for director services or for Chief Financial Officer services (Note 5).

2.   Effective  April 1, 2008 the  Company  entered  into an  executive  service agreement (the "Executive Service Agreement") with Cleary Petroleum Corporation ("CPC") and Richard M. Cherry. In accordance with the terms of the Executive Service Agreement, Mr. Cherry, through CPC, was to provide such services as are required related to his executive position as the President and Chief Executive Officer of the Company and the Company was to pay to CPC a monthly fee of $25,000 and to grant to Mr. Cherry 1,000,000 stock options exercisable at $1.75 per share for a ten year period. The Executive Service Agreement could be terminated by either party upon thirty days notice. Effective July 9, 2008, the Company accepted Mr. Cherry's resignation from the position of Chief Executive Officer and the Executive Service Agreement was terminated. Mr. Cherry has retained his position on the Company's Board of Directors and maintained all previous stock options granted. Included in amounts due to related parties at May 31, 2009 and February 28, 2009 is $32,843 related to services rendered by CPC under the Executive option Agreement. As of May 31, 2009, the Company has proposed to issue 44,000 common shares of the Company to CPC to settle the amount due to CPC. The Company and CPC are in the process of finalizing the agreement over the settlement of this debt (Notes 5 and 9).

3. Effective December 9, 2008 the Company entered into a written Geoforum Letter Option Agreement with Geoforum for the exclusive option to acquire a 100% undivided interest in four mineral properties in Sweden, subject to the 3% NSR royalty. The Company has until May 15, 2009 (amended to July 31,
     2009) to conduct its due diligence and then, to proceed to enter into a more formal option agreement with Geoforum. Until then, the Geoforum Letter Option Agreement remains binding between the parties (Note 3(a)).

4. Effective January 15, 2009 the Company entered into a written TAM Letter Option Agreement with TAM and its wholly owned subsidiary, T.A Metal for exclusive options to acquire up to an 80% undivided interest in four mineral properties in Sweden, subject to a 3% NSR royalty. The Company has until May 15, 2009 (amended to July 31, 2009) to conduct its due diligence and then, to proceed to enter into a more formal option agreement with TAM. Until then, the TAM Letter Option Agreement remains binding between the parties (Note 3(b)).

5. On April 23, 2009, the Company has entered into a Letter Agreement to purchase a total of thirteen exploration licences covering eight uranium deposits held by Continental Precious Minerals Ltd. ("Continental") in Sweden. The Company has until August 30, 2009 to conduct its due diligence (Note 3(d)).

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

     At the first anniversary of the initial closing on August 31, 2009, the Company is to make a further payment of $7,500,000 and Continental is to transfer to the Company title to the thirteen exploration licenses.

6. As at May 31, 2009, the Company had obtained the 7,500,000 common shares from Strathmore related to the termination of the Nose Rock Property Option Agreements and was in the process of cancelling the common shares (Notes 3(c), 7 and 9).


NOTE 11 - SUBSEQUENT EVENT
________________________________________________________________________________

      Effective July 8, 2009, the Company announced the appointment of Mr. Devinder Randhawa as the Chairman and member of the Board of Directors of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Uranium International Corp. is a corporation organized under the laws of the State of Nevada. Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol "URNI" and on the Frankfurt Exchange under the symbol "AN4, WKN NO. A0MUN4". As of the date of this Quarterly Report, our main focus is now the identification, acquisition and exploration of uranium properties, which has resulted in the acquisition of our interest in the properties discussed below.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Uranium International," refers to Uranium International Corp.

CURRENT BUSINESS OPERATIONS

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our properties, and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

MINERAL PROPERTIES

GEOFORUM SCANDANAVIA AB OPTION
Effective on December 9, 2008, our Board of Directors authorized the execution of a letter option agreement (the "Geoforum Option") with Geoforum Scandanavia AB ("Geoforum"). Pursuant to the terms and provisions of the Geofoum Option,

Geoforum will grant to us an irrevocable right to acquire up to a 100% undivided interest in four properties, the Laisback Property, the Pustaberget Property, the Langtrask Property and the Ravergerget Property (collectively, the "Properties"), located in the Kingdom of Sweden. We had until May 15, 2009, which has been extended to July 31, 2009, to conduct our due diligence and to then proceed to enter into a more formal option agreement with Geoforum. Until then, the Geoforum Option remains binding between the parties. In furtherance of the terms and provisions of the Geoforum Option, we shall pay to Geoforum an aggregate of $225,000 and issue 100,000 shares of our restricted common stock over seven years as follows: (i) $25,000 on or before the earlier of the expiration of the due diligence period or February 28, 2009, which was paid on March 6, 2009; (ii) $25,000 upon the expiration of six months from the Effective Date; (iii) $25,000 upon the first twelve month anniversary of the Effective Date (the "Anniversary Date"), and upon each and every Anniversary Date thereafter until either the Geoforum Option is exercised and we acquire a 100% undivided interest in the Properties or the Geofoum Option is terminated; (iv) issuance of 50,000 shares of our restricted common stock upon the first Anniversary Date; and (v) issuance of 50,000 shares of our restricted common stock upon the second Anniversary Date.

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

TRANS ATLANTIC METAL AG OPTION

Effective on January 15, 2009, our Board of Directors authorized the execution of a letter option agreement (the "Trans Atlantic Option") with Trans Atlantic Metals AG (" TAM").

Geoforum Scandanavia AB ("Geoforum") is the sole legal and beneficial owner of a 100% undivided interest in and to four properties, the Bjorklund Property, the Labbas Property, the Marrviken Property, and the Staverberget Property (collectively, the "TAM Properties"), located in the Kingdom of Sweden. Geoforum had previously granted to Trans Atlantic Metals an exclusive option to acquire a 100% interest in the Trans Atlantic Properties pursuant to an option agreement dated August 16, 2006. Therefore, in accordance with the terms and provisions of the Trans Atlantic Option: TAM has granted to us an irrevocable right to acquire up to an 80% undivided interest in and to the TAM Properties, subject to a 3% net smelter royalty which shall be divided on the basis of 1% for Trans Atlantic and 2% for Geoforum. We had until May 15, 2009, which was extended to July 31, 2009, to conduct our due diligence and to then proceed to enter into a more formal option agreement with TAM. Until then, the Trans Atlantic Option remains binding between the parties.

In accordance with further terms and provisions of the Trans Atlantic Option, we shall: (i) pay to TAM an aggregate of $75,000 within the first year, of which $25,000 shall be paid on or before the earlier of the expiration of the due diligence period or February 28, 2009 ( the "Effective Date"), which was paid on

March 2, 2009), a further $25,000 shall be paid upon the expiration of six months from the Effective Date and a final $25,000 shall be paid upon the first twelve month anniversary of the Effective Date; (ii) further annual payments of $25,000 shall be paid each additional twelve month anniversary date of the Effective Date until either the Option is exercised and we acquire a 80% undivided interest in the Properties or the Option is terminated; (iii) within two years from the Effective Date, issue to TAM an aggregate 100,000 shares of our restricted common stock; (iv) within two years from the Effective Date, incur exploration expenses of $700,000, pursuant to which we shall acquire from TAM a 51% interest in and to the TAM Properties; and (iv) within seven years from the Effective Date, incur further exploration expenses of $3,000,000, pursuant to which we shall acquire from TAM the remaining 29% interest in and to the TAM Properties. We also have the option to extend the period in which to incur the work expenditures from seven years to nine years by paying TAM an additional $100,000.

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

In accordance with the terms and provisions of the Agreement, an initial cash payment of $25,000 will be paid by us to CPM, which was paid on April 24, 2009. In furtherance of the terms and provisions of the Agreement and upon completion of satisfactory due diligence and Closing by approximately August 31, 2009: (i) we shall make a further cash payment to CPM of $7,500,000; (ii) we shall issue to CPM 6,000,000 shares of our restricted common stock; and (iii) we shall grant and deliver warrants exercisable to purchase up to 1,000,000 shares of our restricted common stock at the conversion price of $1.00 per share exercisable for a period of two years from the date of issuance.

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

TERMINATION OF NOSE ROCK OPTION AND JOINT VENTURE AGREEMENT AND DALTON PASS OPTION AND JOINT VENTURE AGREEMENT.

Effective November 17, 2008, we entered into a termination agreement with Strathmore (the "Termination Agreement"), pursuant to which the parties agreed that the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement were both terminated. The Nose Rock Option Agreement was terminated as a result of us not providing the 7,500,000 shares of our restricted common stock to Strathmore. The Dalton Pass Option Agreement was terminated as a result of us not incurring the $1,000,000 of expenditure costs, which non-incurrence was due to events or circumstances beyond our control. As a result of the Termination Agreement, the 7,500,000 shares of restricted common stock issued to Strathmore have been obtained and are in the process of being cancelled. As a further result of the Termination Agreement, the parties agreed that all obligations and duties of the respective parties under the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement have been terminated. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securitites."

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended May 31, 2009 and May 31, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.


RESULTS OF OPERATION



                                  THREE MONTHS ENDED               FOR THE PERIOD FROM
                             MAY 31, 2009 AND MAY 31, 2008          OCTOBER 11, 2004
                                 2009                2008      (INCEPTION) TO MAY 31, 2009
__________________________________________________________________________________________

Expenses
    Write down of                    -0-              -0-               14,500,000
    mineral property
    acquisition

    Bank charges and                 313               68                    3,996
    interest

    Consulting Fees                  -0-           60,000                  208,015

    Interest expense              12,994            9,099                   74,537

    Legal and accounting            (712)          21,671                  454,900

    Management fees                  -0-          120,400                  472,200

    Marketing and                     81              -0-                   51,410
    promotion

    Mineral property                 -0-              -0-                   22,743
    exploration
    expenditures

    Office and                     1,011            3,885                   68,866
    miscellaneous

    Rent                           3,383            2,866                   30,477

    Stock based                1,091,640        3,740,000                9,048,545
    compensation

    Transfer agent fees            3,858            1,069                   18,117

Net Loss                     ($1,112,568)     ($3,959,058)            ($24,953,744 )


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

THREE MONTH PERIOD ENDED MAY 31, 2009 COMPARED TO THREE MONTH PERIOD ENDED MAY 31, 2008.

Our net loss for the three month period ended May 31, 2009 was ($1,112,568) compared to a net loss of ($3,959,058) during the three month period ended May 31, 2008 (a decrease of $2,846,490). During the three month periods ended May 31, 2009 and May 31, 2008, we did not generate any revenue.

During the three month period ended May 31, 2009, we incurred general and administrative expenses of $1,112,568 compared to $3,959,058 incurred during the three month period ended May 31, 2008 (a decrease of $2,846,490). These expenses incurred during the three month period ended May 31, 2009 consisted of: (i) bank charges and interest of $313 (2008: $68); (ii) consulting fees of $-0- (2008:
$60,000);  (iii)  interest  expense of $12,994  (2008:  $9,099);  (iv) legal and accounting $(712) (2008:  $21,671);  (v) management fees of $-0- (2008: $120,400
); (vi) marketing and promotion of $81 (2008: $-0-); (vii) office and miscellaneous of $1,011 (2008: $3,885); (viii) rent of $3,383 (2008: $2,866);
(ix) stock based compensation of $1,091,640 (2008: $3,740,000); and (x) transfer agent fees of $3,858 (2008: $1,069).

Expenses incurred during the three month period ended May 31, 2009 compared to the three month period ended May 31, 2008 decreased primarily due to the decrease in consulting fees of $60,000, management fees of $120,400 and stock based compensation of $2,648,360 during the three month period ended May 31, 2009.

Our net loss during the three month period ended May 31, 2009 was ($1,112,568) compared to a net loss of ($3,959,058) during the three month period ended May 31, 2008. The weighted average number of shares outstanding was 46,537,500 and 54,037,500 for the three periods ended May 31, 2009 and May 31, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED MAY 31, 2009

As at the three month period ended May 31, 2009, our current assets were $8,992 and our current liabilities were $939,291, which resulted in a working capital deficiency of ($930,299). As at the three month period ended May 31, 2009, current assets were comprised of $5,463 in cash and prepaid expenses of $3,529. As at the three month period ended May 31, 2009, current liabilities were comprised of: (i) $153,373 in accounts payable and accrued liabilities; (ii) $165,443 due to related parties; and (iii) $620,475 in related party promissory note payable.

As at the three month period ended May 31, 2009, our total assets were $83,992 comprised of $8,992 in current assets and $75,000 in mineral property costs. For fiscal year ended February 28, 2009, our total assets were $103,583 comprised of $53,583 in current assets and $50,000 in mineral property costs. The decrease in total assets during the three month period ended May 31, 2009 from fiscal year ended February 28, 2009 was primarily due to the decrease in cash.

As at the three month period ended May 31, 2009, our total liabilities were $939,291 comprised entirely of current liabilities. For fiscal year ended February 28, 2009, our total liabilities were $937,954 comprised entirely of current liabilities. The slight increase in liabilities during the three month period ended May 31, 2009 from fiscal year ended February 28, 2009 was primarily due to the increase in related promissory note payable. See " - Material Commitments."

Stockholders' deficit increased from ($834,371) for fiscal year ended February 28, 2009 to ($855,299) for the three month period ended May 31, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2009, net cash flows used in operating activities was ($76,460 ) consisting primarily of a net loss of ($1,112,568 ). Net cash flows used in operating activities was adjusted by $1,091,640 for stock based compensation and $12,994 for accrued interest on shareholders loan. Net cash flows used in operating activities was further changed by a $1,869 increase in prepaid expenses, a $52,637 decrease in accounts payable and accrued liabilities and a $14,020 decrease in amounts due to related parties. For the three month period ended May 31, 2008, net cash flows used in operating activities was ($202,136) consisting primarily of a net loss of ($3,959,058). Net cash flows used in operating activities was adjusted by $3,740,000 for stock based compensation and $9,099 for accrued interest on shareholders loan. Net cash flows used in operating activities was further changed by an increase of $1,660 in prepaid expenses, an increase of $6,283 in accounts payable and accrued liabilities, and an increase of $3,200 in amounts due to related parties. .

CASH FLOWS FROM INVESTING ACTIVITIES

For the three month period ended May 31, 2009, net cash flows from investing activities was ($25,000 ) for acquisition of mineral property interests compared to $-0- for the three month period ended May 31, 2008.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended May 31, 2009, net cash flows provided from financing activities was $55,000 in advances from related parties compared to $-0- for the three month period ended May 31, 2008.

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

MATERIAL COMMITMENTS

GEOFORUM SCANDANAVIA AB OPTION

Geoforum will grant to us an irrevocable right to acquire up to a 100% undivided interest in the Properties located in the Kingdom of Sweden. We had until May 15, 2009, which has been extended to July 31, 2009, to conduct our due diligence and to then proceed to enter into a more formal option agreement with Geoforum. Until then, the Geoforum Option remains binding between the parties. In furtherance of the terms and provisions of the Geoforum Option, we shall pay to Geoforum an aggregate of $225,000 and issue 100,000 shares of our restricted common stock over seven years as follows: (i) $25,000 on or before the earlier of the expiration of the due diligence period or February 28, 2009, which was paid on March 6, 2009; (ii) $25,000 upon the expiration of six months from the Effective Date; (iii) $25,000 upon the first twelve month anniversary of the Effective Date (the "Anniversary Date"), and upon each and every Anniversary Date thereafter until either the Geoforum Option is exercised and we acquire a 100% undivided interest in the Properties or the Geofoum Option is terminated;
(iv) issuance of 50,000 shares of our restricted common stock upon the first Anniversary Date; and (v) issuance of 50,000 shares of our restricted common stock upon the second Anniversary Date.

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

TRANS ATLANTIC METAL AG OPTION

In accordance with the terms and provisions of the Trans Atlantic Option: TAM has granted to us an irrevocable right to acquire up to an 80% undivided interest in and to the TAM Properties, subject to a 3% net smelter royalty which shall be divided on the basis of 1% for Trans Atlantic and 2% for Geoforum. We had until May 15, 2009, which has been extended to July 31, 2009, to conduct our due diligence and to then proceed to enter into a more formal option agreement with TAM. Until then, the Trans Atlantic Option remains binding between the parties.

In accordance with further terms and provisions of the Trans Atlantic Option, we shall: (i) pay to TAM an aggregate of $75,000 within the first year, of which $25,000 shall be paid on or before the earlier of the expiration of the due diligence period or February 28, 2009 ( the "Effective Date"), which was paid on March 2, 2009), a further $25,000 shall be paid upon the expiration of six months from the Effective Date and a final $25,000 shall be paid upon the first twelve month anniversary of the Effective Date; (ii) Further annual payments of $25,000 shall be paid each additional twelve month anniversary date of the Effective Date until either the Option is exercised and we acquire a 80% undivided interest in the Properties or the Option is terminated; (iii) within two years from the Effective Date, issue to TAM an aggregate 100,000 shares of our restricted common stock; (iv) within two years from the Effective Date, incur exploration expenses of $700,000, pursuant to which we shall acquire from TAM , a 51% interest in and to the TAM Properties; and (iv) within seven years from the Effective Date, incur further exploration expenses of $3,000,000, pursuant to which we shall acquire from TAM the remaining 29% interest in and to the TAM Properties. We also have the option to extend the period in which to incur the work expenditures from seven years to nine years by paying TAM an additional $100,000.

CONTINENTAL PRECIOUS MINERALS INC.

In accordance with the terms and provisions of the Agreement, an initial cash payment of $25,000 will be paid by us to CPM, which was paid on April 24, 2009. In furtherance of the terms and provisions of the Agreement and upon completion of satisfactory due diligence and Closing by approximately August 31, 2009, we shall make a further cash payment to CPM of $7,500,000 as well as issue 6,000,000 shares of our restricted common stock and warrants to purchase up to 1,000,000 shares of our common stock at the conversion price of $1.00 per share. At the first anniversary date of the Closing, we shall make a further payment to CPM of $7,500,000 and CPM will transfer to us its right, title and interest to the Licenses.

RELATED PARTY PROMISSORY NOTE

A material commitment during fiscal year 2009/2010 is the aggregate amount of $620,475 due and owing to one of our shareholders. On June 4, 2007, we issued a promissory note to the shareholder in the principal amount of $250,000 at an interest rate of 10% per annum. During fiscal year ended February 29, 2008, the shareholder advanced to us an additional $111,000 at an interest rate of 10% per annum. During fiscal year ended February 28, 2009, the shareholder further advanced to us an additional $130,000. During the three month period ended May 31, 2009, the shareholder advanced a further $55,000. Thus, as of the date of this Quarterly Report, an aggregate of $620,475 is due and owing consisting of principal and interest in the amount of $546,000 and $74,475, respectively. The amount is unsecured and has no set terms of repayment.

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

GOING CONCERN

The independent auditors' report accompanying our February 29, 2009 and February 29, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be come inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our Quarterly Report, our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment using those criteria, management believes that, as of May 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the three month period ended May 31, 2009 filed with the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

STOCK OPTION PLAN

On April 16, 2009, our Board of Directors authorized and approved the adoption of the 2009 Stock Option Plan effective April 16, 2009 (the "2009 Plan"), under which an aggregate of 3,500,000 of our shares of common stock may be issued. The purpose of the 2009 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2009 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2009 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2009 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 3,500,000 shares as at the date of adoption by the Board of Directors of the 2009 Plan. At the time a Stock Option is granted under the 2009 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

No Stock Options granted under the 2009 Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period up to ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

The exercise price of a Stock Option granted pursuant to the 2009 Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness may be subject to such conditions, restrictions and contingencies as may be determined.

CANCELLATION OF STOCK OPTIONS

On April 17, 2009, our Board of Directors authorized the cancellation of an aggregate of 4,500,000 Stock Options previously granted to certain of our officers, directors and management.

GRANT OF STOCK OPTIONS

Concurrently, on April 17, 2009, our Board of Directors approved the granting to certain of our officers, directors and management an aggregate of 2,750,000 Stock Options under our 2009 Stock Option Plan at an exercise price of $0.50 per share up to April 17, 2019 based upon an analysis of the uranium industry and general economic conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

APPOINTMENT OF DIRECTOR

Effective on July 2, 2009, our Board of Directors accepted the consent of Devinder Randhawa as the Chairman and a member of the Board of Directors of the Company. Therefore, as of the date of this Quarterly Report, the Board of Directors is comprised of Marek Kreczmer, Henry Fowlds, William Thomas, Richard Cherry, Jas Butalia and Devinder Randhawa.

DEVINDER RANDHAWA..Mr. Randhawa founded Strathmore Minerals Corp. in 1996 and served as its chairman and chief executive officer until January 2008. Strathmore Minerals Corp. is an uranium exploration company publically listed on the TSX venture exchange in Canada, with assets in the US, Canada and Peru. Mr Randhawa was also the founder of Royal Country Minerals Corp. and served as president and chief executive officer and director from May 1998 to July 2003. Royal Country Minerals Corp. was a publically listed gold exploration company which traded on the TSX venture exchange. In 2003, he arranged the sale of Royal Country Minerals to Canadian Gold Hunter Corp. He was also the founder, and from December 2005 to May 2006 acted as the president, chief executive officer and chairman of the board of Pacific Asia China Energy, a TSX listed public company involved in the coal bed methane exploration business in three provinces of China. In July 2008 he was instrumental in arranging the sale of the company to a third party. In addition, Mr. Randhawa currently provides his services to the following TSX venture exchange listed companies as: (i) chairman of the board and chief executive officer for Fission Energy Inc.; (ii) chief executive officer for Ballyliffin Capital Corp.; (iii) president, chief executive officer and a director for Jalna Minerals Corp.; and (iv) vice chairman for Sernova Corp. Mr. Randhawa is also a member of the Board of Directors of American Exploration Corporation since October 29, 2008.

Mr. Randhawa received his MBA from the University of British Columbia in 1985 subsequent to graduating with High Honors from Trinity Western University with a BA (Business Admin) in 1983.

ITEM 6. EXHIBITS

         Exhibits:

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


                                              URANIUM INTERNATIONAL CORP.

Dated: July 15, 2009
                                              By: /s/ MAREK J. KRECZMER
                                                  ______________________________
                                                      Marek J. Kreczmer,
                                                      President and
                                                      Chief Executive Officer


Dated: July 15, 2009
                                              By: /s/ WILLIAM D. THOMAS
                                                  ______________________________
                                                      William D. Thomas,
                                                      Chief Financial Officer