Form 10-Q
period 2009-08-31
URANIUM INTERNATIONAL CORP.
filed 2009-10-15
CIK 1348788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                      For the period ended August 31, 2009


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

Class                                        Outstanding as of  October 15, 2009
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

PART I

ITEM 1. FINANCIAL STATEMENTS

                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS
                           (EXPRESSED IN U.S. DOLLARS)
                                 AUGUST 31, 2009
                                   (UNAUDITED)



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                            August 31,        February 28,
                                                                                               2009                2009
_____________________________________________________________________________________________________________________________
                                                                                            (unaudited)         (audited)

                                     ASSETS

CURRENT ASSETS
   Cash                                                                                       $     4,358       $     51,923
   Prepaid expenses                                                                                 1,381              1,660
_____________________________________________________________________________________________________________________________

                                                                                                    5,739             53,583
MINERAL PROPERTY COSTS (Note 3)                                                                    50,000             50,000
_____________________________________________________________________________________________________________________________

TOTAL ASSETS                                                                                  $    55,739       $    103,583
=============================================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities (Note 4)                                          $   172,723       $    206,010
   Due to related parties (Notes 5, 9 and 10)                                                     165,443            179,463
   Related party promissory note payable (Note 6)                                                 639,312            552,481
_____________________________________________________________________________________________________________________________

                                                                                                  977,478            937,954
_____________________________________________________________________________________________________________________________

NATURE OF OPERATIONS AND BASIS OF PRESENTATION,  COMMITMENTS AND SUBSEQUENT EVENTS
(Notes 1, 10 and 11)

STOCKHOLDERS'  DEFICIT
   Capital stock (Note 7)
   Authorized
      375,000,000 shares of common stock, $0.001 par value
   Issued and outstanding
      54,037,500 shares of common stock (February 28, 2009 - 54,037,500)
      (Notes 3(c), 7, 9 and 10)                                                                    54,038             54,038
   Additional paid-in capital                                                                  24,044,407         22,952,767
   Deficit, accumulated during the exploration stage                                          (25,020,184)       (23,841,176)
_____________________________________________________________________________________________________________________________

TOTAL  STOCKHOLDERS' DEFICIT                                                                     (921,739)          (834,371)
_____________________________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                   $    55,739       $    103,583
=============================================================================================================================


ON BEHALF OF THE BOARD:

                                        Director
------------------------------------


                                        Director
------------------------------------


    The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)

                                                                                                                     October 11,
                                                                                                                        2004
                                                      Three months ended                 Six months ended          (inception) to
                                                          August 31,                        August 31,               August 31,
                                                    2009              2008             2009            2008             2009
__________________________________________________________________________________________________________________________________

GENERAL & ADMINISTRATIVE EXPENSES
   Write down of mineral property
   acquisition costs (Note 3)                  $       25,000      $          -    $     25,000     $          -    $  14,525,000
   Bank charges and interest                               69                38             382              106            4,065
   Consulting fees                                          -            30,000               -           90,000          208,015
   Interest expense                                    13,837             9,160          26,831           18,259           88,374
   Legal and accounting                                21,241            45,541          20,529            67,212         476,141
   Management fees (Note 5)                                 -            55,400               -          175,800          472,200
   Marketing and promotion                                488            15,964             569           15,964           51,898
   Mineral property development expenditures                -             8,624               -            8,624           22,743
   Office and miscellaneous (recovery)                    (29)            9,528             982           13,413           68,837
   Rent                                                 1,339             3,314           4,722            6,180           31,754
   Stock-based compensation (Note 7)                        -         3,822,500       1,091,640        7,562,500        9,048,545
   Transfer agent fees                                  4,495             4,180           8,353            5,249           22,612
__________________________________________________________________________________________________________________________________

TOTAL GENERAL &
   ADMINISTRATIVE EXPENSES                             66,440         4,004,249       1,179,008        7,963,307       25,020,184
__________________________________________________________________________________________________________________________________
NET LOSS                                       $      (66,440)     $ (4,004,249)   $ (1,179,008)    $ (7,963,307)   $ (25,020,184)
==================================================================================================================================



BASIC AND DILUTED
   LOSS PER COMMON SHARE                       $        (0.00)     $      (0.07)   $     (0.02)     $      (0.15)
==================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES           54,037,500        54,037,500      54,037,500       54,037,500
OUTSTANDING BASIC AND DILUTED
==================================================================================================================================




    The accompanying notes are an integral part of these financial statements


                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

             STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)
                                                                                                  Deficit
                                                                        Additional              during the
                                                Number of     Capital    paid-in                exploration
                                              shares issued    stock     capital     Warrants      stage         Total
                                                                 $          $           $            $             $
_________________________________________________________________________________________________________________________

Balance at October 11, 2004 (inception)

Common shares issued for cash ($0.00013
per share) - November 29, 2004 (Note 7)         30,000,000     30,000      (26,000)         -             -         4,000

Common shares issued for cash ($0.00013
per share) - January 10, 2005 (Note 7)          18,000,000     18,000      (15,600)         -             -         2,400

Common shares issued for cash ($0.00013
per share) - January 21, 2005 (Note 7)          11,250,000     11,250        3,750          -             -        15,000

Common shares issued for cash ($0.00013
per share) - January 25, 2005 (Note 7)           1,500,000      1,500          500          -             -         2,000

Common shares issued for cash ($0.00013
per share) - February 1, 2005 (Note 7)             187,500        188        2,312          -             -         2,500

Net loss for the period                                  -          -            -          -        (3,051)       (3,051)
_________________________________________________________________________________________________________________________

Balance at February 28, 2005                    60,937,500     60,938      (35,038)         -        (3,051)       22,849
Net loss for the year                                    -          -            -          -       (12,401)      (12,401)
_________________________________________________________________________________________________________________________

Balance at February 28, 2006                    60,937,500     60,938      (35,038)         -       (15,452)       10,448
Contributions to capital by related parties              -          -       24,000          -             -        24,000
Net loss for the year                                    -          -            -          -       (64,770)      (64,770)
_________________________________________________________________________________________________________________________

Balance at February 28, 2007                    60,937,500     60,938      (11,038)         -       (80,222)      (30,322)

Restricted common shares returned and
cancelled - May 30, 2007 (Note 7)              (15,000,000)   (15,000)      15,000          -             -             -

Common shares issued per Strathmore
Option Agreement (Notes 3 and 7)                 7,500,000      7,500   13,992,500          -             -    14,000,000

Common shares issued for cash ($1.67 per
share) - February 26, 2008 (Note 7)                600,000        600      816,316          -             -       816,916

Warrants granted for cash - February 26,
2008 (Note 7)                                            -          -            -    183,084             -       183,084

Net loss for the year                                    -          -            -          -   (15,075,151)  (15,075,151)
_________________________________________________________________________________________________________________________

Balance at February 29, 2008                    54,037,500     54,038   14,812,778    183,084   (15,155,373)     (105,473)

Stock-based compensation (Note 7)                        -          -    7,956,905          -             -     7,956,905
Warrants expired during the year (Note 7)                -          -      183,084   (183,084)            -             -
Net loss for the year                                    -          -            -          -    (8,685,803)   (8,685,803)
_________________________________________________________________________________________________________________________

Balance at February 28, 2009                    54,037,500     54,038   22,952,767          -   (23,841,176)     (834,371)

Stock-based compensation (Note 7)                        -          -    1,091,640          -             -     1,091,640
Net loss for the period                                  -          -            -          -    (1,179,008)   (1,179,008)
_________________________________________________________________________________________________________________________

Balance at August 31, 2009 (Notes 3(c),
7 and 10)                                       54,037,500     54,038   24,044,407          -   (25,020,184)     (921,739)
=========================================================================================================================


    The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)


                                                                            Six months         Six months
                                                                               ended              ended        October 11, 2004
                                                                            August 31,         August 31,       (inception) to
                                                                               2009                2008         August 31, 2009
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                   $   (1,179,008)  $     (7,963,307)  $    (25,020,184)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Accrued interest on shareholders loan                                         26,831             18,198             88,312
      Contributions to capital by related parties                                        -                  -             24,000
      Write down of mineral property acquisition costs (Note 3)                     25,000                  -         14,525,000
      Stock-based compensation (Note 7)                                          1,091,640          7,562,500          9,048,545
  Changes in operating assets and liabilities:
      Decrease (increase) in prepaid expenses                                          279             (1,660)            (1,381)
      Increase (decrease) in accounts payable and accrued liabilities              (33,287)            45,551            172,723
      Increase (decrease) in due to related parties                                (14,020)            24,597            165,443
_________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                              (82,565)          (314,121)          (997,542)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of mineral property interests (Note 3)                               (25,000)                 -           (575,000)
_________________________________________________________________________________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES                                              (25,000)                 -           (575,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related parties (Note 6)                                            60,000                  -            551,000
  Common shares issued for cash                                                          -                  -          1,025,900
_________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           60,000                  -          1,576,900
_________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                    (47,565)          (314,121)             4,358

CASH, BEGINNING                                                                     51,923            336,260                  -
_________________________________________________________________________________________________________________________________

CASH, ENDING                                                                $        4,358   $         22,139   $          4,358
=================================================================================================================================


SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (Note 9)





    The accompanying notes are an integral part of these financial statements

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

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

Effective June 4, 2007 the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company's common stock. Further, on March 11, 2008 the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company's common stock (Note 7). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

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

The Company's financial statements as at August 31, 2009 and for the six month period then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating loses since inception of $25,020,184 and as at August 31, 2009 has a working capital deficit of $971,739. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

COMPARATIVE FIGURES
Certain comparative figures have been reclassified in order to conform to the current period's financial statement presentation.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of August 31, 2009, any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31, 2009 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in U.S. dollars. In accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To August 31, 2009, the Company has not recorded any translation adjustments into stockholders' equity.

STOCK-BASED COMPENSATION
On June 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123(R), "SHARE-BASED PAYMENT". The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended August 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123, and b) compensation cost for all share-based payments granted subsequent to August 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS No. 123(R). The results for the prior periods were not restated.

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

CHANGES IN ACCOUNTING POLICIES
In May 2008, the FASB issued FASB Staff Position ("FSP") Accounting Principles Board Opinion No. 14-1, "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)". FSP No. 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption. The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company's non-convertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The provisions of FSP No. 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years starting March 1, 2009 and interim periods within those fiscal years. Management has determined the adoption of this statement did not have material effect on the Company's financial position, cash flows and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, "DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS". In determining the useful life of intangible assets, FSP No. FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP No. FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years starting March 1, 2009. Management has determined the adoption of this statement did not have material effect on the Company's financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods starting March 1, 2009, has been adopted by the Company beginning in the first quarter of fiscal 2010. Management has determined the adoption of this statement did not have material effect on the Company's financial position, cash flows and results of operations.

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

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

________________________________________________________________________________

NOTE 3 - MINERAL PROPERTY COSTS
________________________________________________________________________________

(A)  GEOFORUM SCANDINAVIA AB PROPERTY
Effective December 9, 2008 the Company entered into a written letter option agreement with Geoforum Scandinavia AB ("Geoforum") for the exclusive option to acquire a 100% undivided interest in four mineral properties in Sweden (the "Geoforum Properties"), subject to a 3% NSR royalty ("Geoforum Letter Option Agreement"). The Company has until May 15, 2009 (amended to July 31, 2009 and again to October 31, 2009) to conduct its due diligence and then, to proceed to enter into a more formal option agreement with Geoforum. Until then, the Letter Option Agreement remains binding between the parties (Note 10).

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

(B)  TRANS ATLANTIC METALS AB PROPERTY
Effective January 15, 2009 the Company entered into a written letter option agreement with Trans Atlantic Metals AG ("TAM") and its wholly owned subsidiary, T.A Metal, Sweden AG for exclusive options to acquire up to an 80% undivided interest in four mineral properties in Sweden (the "TAM Properties"), subject to a 3% NSR royalty ("TAM Letter Option Agreement"). The Company has until May 15, 2009 (amended to July 31, 2009 and again to October 31, 2009) to conduct its due diligence and then, to proceed to enter into a more formal option agreement with TAM. Until then, the Letter Option Agreement remains binding between the parties (Note 10).

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 3 - MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(B)   TRANS ATLANTIC METALS AB PROPERTY (CONTINUED)
According to the terms of the TAM Letter Option Agreement, in order to exercise the first Option for a 51% interest, the Company from the date of signing of the Formal Option Agreement, must pay TAM $75,000 within the first year ($225,000 over seven years) and issue 100,000 restricted common shares of the Company within two years as follows:

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

Pursuant to the terms of the Agreement, Strathmore granted the Company the sole and exclusive right to acquire up to a 65% interest in Strathmore's Nose Rock properties (collectively, the "Property"), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres in consideration of:

1. The Company paying to Strathmore $250,000 and issuing 7,500,000 common shares in the capital stock of the Company (amount paid and common shares issued on September 14, 2007 valued at $14,000,000) (Note 7); and
2. The Company incurring a minimum of $44,500,000 in work commitment expenditures on the Nose Rock project in accordance with the following schedule:

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 3 - MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(C)      NOSE ROCK PROPERTY (CONTINUED)
The Agreement further contemplated that, provided that the Company was not in default, (i) the Company will have acquired a 25% interest in the Property once the Company incurred $13,500,000 of its total $44,500,000 in work commitment expenditures, and (ii) the Company will have acquired an additional 40% interest in the Property once the Company incurred the remaining $31,000,000 of its total $44,500,000 in work commitment expenditures. However, subject to the terms of the Agreement, Strathmore has the right to retain or earn back a 16% interest in the Property by paying $25,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Property. After Within sixty days of the fourth anniversary of the Effective Date, an evaluation, conducted in accordance with National Instrument 43-101 of the Canadian Securities Administrator, was to be performed.

The acquisition cost of $14,250,000 provided to Strathmore was initially capitalized as a tangible asset. During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $14,250,000 related to the Nose Rock Property.

On November 18, 2008 the Company entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements. Pursuant to the terms of the termination agreement, Strathmore was required to return to the Company's treasury for cancellation 7,500,000 common shares previously issued to and registered in the name of Strathmore. Upon completion of the termination agreement, all obligations of Strathmore and the Company pertaining to the Nose Rock Property Option Agreements were terminated. As at August 31, 2009 the Company was in the process of obtaining the 7,500,000 shares from Strathmore to be returned to treasury for cancellation (Notes 7 and 10).

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

On August 31, 2009, the Company announced that the contemplated purchase of the exploration licences held by Continental would not go ahead. During the six month period ended August 31, 2009, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Letter Agreement.

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

Pursuant to the terms of the Agreement, Strathmore has granted the Company the sole and exclusive right and option to acquire up to a 65% interest in the Property, in consideration of:

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 3 - MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(E)   DALTON PASS PROPERTY (CONTINUED)
1.       The Company paying Strathmore $250,000 (paid on July 16, 2007); and

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

The Company will earn a 25% interest in the Property once the Company has completed its commitments (Expenditures of $8,750,000 and cash or stock of $1,000,000) on or before October 5, 2011. The Company will earn an additional 40% interest in the Property once the Company has completed its additional commitments ($8,000,000 in work) on or before October 5, 2013. However, subject to the terms of the Agreement, Strathmore has the right to retain or earn back a 16% interest in property by paying $8,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Property. After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), then each of the Company and Strathmore will contribute to the costs with respect to the Property in accordance with their proportionate ownership interest in the Property.

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 5 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The balance due to related parties of $165,443 at August 31, 2009 (February 28, 2009 - $179,463) is due to directors and/or shareholders of the Company and is unsecured, non-interest bearing and payable on demand.

There were no transactions with related parties during the period ended August 31, 2009:

i. Paid or accrued management fees of $Nil (2008 - $105,000) to the former president and director of the Company.

ii. Paid or accrued management fees of $Nil (2008 - $60,000) to a director of the Company.

iii. Paid or accrued management fees of $Nil (2008 - $10,800) to a director and former chief financial officer of the Company.

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

Included in due to related parties at August 31, 2009 is $32,843 due to a company controlled by a director of the Company which the Company has offered to settle by way of the issuance of 44,000 common shares of the Company (Notes 9 and 10).

________________________________________________________________________________

NOTE 6 - RELATED PARTY PROMISSORY NOTE PAYABLE
________________________________________________________________________________

The related party promissory note payable of $639,312 at August 31, 2009 consists of principal and accrued interest payable of $551,000 and $88,312 respectively. These amounts are unsecured, bear interest at 10% per annum and have no set terms of repayment. On June 4, 2007 the Company signed a promissory note with a shareholder of the Company for $250,000 at a rate of 10% per annum. During the years ended February 29, 2008 and February 28, 2009 and the period ended August 31, 2009, the same shareholder advanced the Company an additional $111,000, $130,000, and $60,000 respectively at a rate of 10% per annum.

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 7 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

ISSUED AND OUTSTANDING (CONTINUED)
iii. On January 21, 2005, 11,250,000 common shares of the Company were issued for cash proceeds of $15,000.

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

vii. On September 14, 2007, 7,500,000 common shares of the Company, valued at $14,000,000, were issued to Strathmore in accordance with the terms of the Option and Joint Venture Agreement. On November 18, 2008 the Company entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements. Pursuant to the terms of the termination agreement, Strathmore was required to return to the Company's treasury for cancellation 7,500,000 common shares previously issued and registered in the name of Strathmore. As at August 31, 2009, the Company was in the process of obtaining the 7,500,000 shares from Strathmore to be returned to treasury for cancellation (Notes 3(c) and 10).

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

SHARE PURCHASE WARRANTS
There are no outstanding share purchase warrants at August 31, 2009.

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 7 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

STOCK OPTIONS (CONTINUED)
On April 17, 2009, the Company granted 2,750,000 stock options to certain officers, directors and management of the Company. Each stock option entitles the holder to purchase a common share of the Company at a price of $0.50 up to April 17, 2019. The total fair value of these options at the date of grant was estimated to be $1,091,640 ($0.40 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.91%, a dividend yield of 0% and expected volatility of 193% and has been recorded as a stock based compensation expense during the three month period ended August 31, 2009 (Note 10).

The following stock options were outstanding at August 31, 2009:

                                                                 REMAINING
                               EXERCISE           NUMBER     CONTRACTUAL LIFE
                                PRICE          OF OPTIONS           (YEARS)
                                   $

         Stock Options          0.50            2,750,000              9.63
                                         _________________

The following is a summary of stock option activities during the period end August 31, 2009:



                                                          NUMBER OF     WEIGHTED AVERAGE
                                                            OPTIONS       EXERCISE PRICE
                                                                                       $

Outstanding and exercisable at February 28, 2009         4,500,000                  2.24

Granted during the period                                2,750,000                  0.50
Exercised during the period                                      -                     -
Cancelled during the period                             (4,500,000)                 2.24
                                                     _______________   __________________

Outstanding and exercisable at August 31, 2009           2,750,000                  0.50
                                                     ===============   ==================

Weighted average fair value of options granted during the period                    0.40
                                                                       ==================

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 8 - INCOME TAXES
________________________________________________________________________________


The Company has losses carry forward for income tax purpose to August 31, 2009. There are no current or deferred tax expenses for the three months ended August 31, 2009 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

                                                      Six months ended
                                           August 31, 2009     August 31, 2008

Deferred tax asset attributable to
Current operations                        $       400,863     $      2,707,524
Non-deductible stock-based compensation          (371,158)          (2,571,250)
Less: Change in valuation allowance
                                                  (29,705)            (136,274)
                                          _________________   _________________

Net refundable amount                     $             -     $              -
                                          =================   =================


The composition of the Company's deferred tax asset as at August 31, 2009 and February 28, 2009 are as following:

                                                            As at
                                                               February 28, 2009
                                            August 31, 2009        (audited)

 Net operation loss carry-forward         $     15,947,639      $  15,860,271
 Statutory federal income tax rate                     34%                34%
 Deferred tax assets                             5,422,197          5,392,492
 Less: Valuation allowance                      (5,422,197)        (5,392,492)
                                          __________________ __________________

 Net Deferred tax assets                  $              -      $           -
                                          ================== ==================


The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at August 31, 2009, the Company has an unused net operating loss carry forward balance of approximately $15,947,639 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires between years 2025 and 2030.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 9 - SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
________________________________________________________________________________


                                                    October 11, 2004
                                                     (inception)to                        Six  months ended
                                                       August 31,               August 31,               August 31,
                                                          2009                     2009                     2008
__________________________________________________________________________________________________________________________
                                                             $                        $                       $

Cash paid for interest                                       -                        -                       -
Cash paid for income taxes                                   -                        -                       -

Non-cash transactions:
   Donated rent and services                            24,000                        -                       -
   Shares issued for exploration expenses           14,000,000                        -                       -
   Mineral property expenses included in
     accounts payable                                        -                        -                       -


During the six months ended August 31, 2009, the Company incurred stock-based compensation of $1,091,640 (Note 7).

The Company has proposed to settle $32,843 of debt to a company controlled by a director of the Company by way of the issuance of 44,000 common shares of the Company (Notes 5 and 10).
________________________________________________________________________________

NOTE 10 - COMMITMENTS

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

2. Effective April 1, 2008 the Company entered into an executive service agreement (the "Executive Service Agreement") with Cleary Petroleum Corporation ("CPC") and Richard M. Cherry. In accordance with the terms of the Executive Service Agreement, Mr. Cherry, through CPC, was to provide such services as are required related to his executive position as the President and Chief Executive Officer of the Company and the Company was to pay to CPC a monthly fee of $25,000 and to grant to Mr. Cherry 1,000,000 stock options exercisable at $1.75 per share for a ten year period. The Executive Service Agreement could be terminated by either party upon thirty days notice. Effective July 9, 2008, the Company accepted Mr. Cherry's resignation from the position of Chief Executive Officer and the Executive Service Agreement was terminated. Mr. Cherry has retained his position on the Company's Board of Directors and maintained all previous stock options granted. Included in amounts due to related parties at August 31, 2009 and February 28, 2009 is $32,843 related to services rendered by CPC under the Executive option Agreement. As of August 31, 2009, the Company has proposed to issue 44,000 common shares of the Company to CPC to settle the amount due to CPC. The Company and CPC are in the process of finalizing the agreement over the settlement of this debt (Notes 5 and 9).

3. Effective December 9, 2008 the Company entered into a written Geoforum Letter Option Agreement with Geoforum for the exclusive option to acquire a 100% undivided interest in four mineral properties in Sweden, subject to the 3% NSR royalty. The Company has until May 15, 2009 (amended to July 31, 2009 and again to October 31, 2009) to conduct its due diligence and then, to proceed to enter into a more formal option agreement with Geoforum. Until then, the Geoforum Letter Option Agreement remains binding between the parties (Note 3(a)).

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 10 - COMMITMENTS (CONTINUED)
________________________________________________________________________________

4. Effective January 15, 2009 the Company entered into a written TAM Letter Option Agreement with TAM and its wholly owned subsidiary, T.A Metal for exclusive options to acquire up to an 80% undivided interest in four mineral properties in Sweden, subject to a 3% NSR royalty. The Company has until May 15, 2009 (amended to July 31, 2009 and again to October 31, 2009) to conduct its due diligence and then, to proceed to enter into a more formal option agreement with TAM. Until then, the TAM Letter Option Agreement remains binding between the parties (Note 3(b)).

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

         On August 31, 2009, the Company announced that the contemplated purchase of the exploration licences held by Continental would not go ahead. During the six month period ended August 31, 2009, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Letter Agreement.

6. The Company is in the process of obtaining the 7,500,000 shares from Strathmore for cancellation related to the termination of the Nose Rock Property Option Agreements (Notes 3(c) and 7).

NOTE 11 - SUBSEQUENT EVENT
________________________________________________________________________________

There are no subsequent events from the date of the year ended 31 August 2009 to the date of the financial statements were available to be issued on 15 October 2009.

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

MINERAL PROPERTIES

GEOFORUM SCANDANAVIA AB OPTION
Effective on December 9, 2008, our Board of Directors authorized the execution of a letter option agreement (the "Geoforum Option") with Geoforum Scandanavia AB ("Geoforum"). Pursuant to the terms and provisions of the Geofoum Option,

Geoforum will grant to us an irrevocable right to acquire up to a 100% undivided interest in four properties, the Laisback Property, the Pustaberget Property, the Langtrask Property and the Ravergerget Property (collectively, the "Properties"), located in the Kingdom of Sweden. We had until May 15, 2009, which has been extended to July 31, 2009 and again to October 31, 2009, to conduct our due diligence and to then proceed to enter into a more formal option agreement with Geoforum. Until then, the Geoforum Option remains binding between the parties. In furtherance of the terms and provisions of the Geoforum Option, we shall pay to Geoforum an aggregate of $225,000 and issue 100,000 shares of our restricted common stock over seven years as follows: (i) $25,000 on or before the earlier of the expiration of the due diligence period or February 28, 2009, which was paid on March 6, 2009; (ii) $25,000 upon the expiration of six months from the Effective Date; (iii) $25,000 upon the first twelve month anniversary of the Effective Date (the "Anniversary Date"), and upon each and every Anniversary Date thereafter until either the Geoforum Option is exercised and we acquire a 100% undivided interest in the Properties or the Geofoum Option is terminated; (iv) issuance of 50,000 shares of our restricted common stock upon the first Anniversary Date; and (v) issuance of 50,000 shares of our restricted common stock upon the second Anniversary Date.

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

TRANS ATLANTIC METAL AG OPTION

Effective on January 15, 2009, our Board of Directors authorized the execution of a letter option agreement (the "Trans Atlantic Option") with Trans Atlantic Metals AG ("TAM"). Geoforum Scandanavia AB ("Geoforum") is the sole legal and beneficial owner of a 100% undivided interest in and to four properties, the Bjorklund Property, the Labbas Property, the Marrviken Property, and the Staverberget Property (collectively, the "TAM Properties"), located in the Kingdom of Sweden. Geoforum had previously granted to Trans Atlantic Metals an exclusive option to acquire a 100% interest in the Trans Atlantic Properties pursuant to an option agreement dated August 16, 2006. Therefore, in accordance with the terms and provisions of the Trans Atlantic Option: TAM has granted to us an irrevocable right to acquire up to an 80% undivided interest in and to the TAM Properties, subject to a 3% net smelter royalty which shall be divided on the basis of 1% for Trans Atlantic and 2% for Geoforum. We had until May 15, 2009, which was extended to July 31, 2009 and again to October 31, 2009, to conduct our due diligence and to then proceed to enter into a more formal option agreement with TAM. Until then, the Trans Atlantic Option remains binding between the parties.

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

CONTINENTAL PRECIOUS MINERALS INC.

Effective on April 23, 2009, our Board of Directors authorized the execution of a letter agreement (the "Agreement") with Continental Precious Minerals Inc. ("CPM"). In accordance with the terms and provisions of the Agreement, we will purchase a total of thirteen exploration licenses covering eight uranium deposits held by CPM in Sweden (collectively, the "Licenses"). The Agreement is subject to due diligence review by us, which is to be completed by August 30, 2009. Upon completion of successful due diligence, we anticipate closing of the Agreement by approximately August 30, 2009 (the "Closing").

In accordance with the terms and provisions of the Agreement, an initial cash payment of $25,000 will be paid by us to CPM, which was paid on April 24, 2009). In furtherance of the terms and provisions of the Agreement and upon completion of satisfactory due diligence and Closing by approximately August 31, 2009: (i) we shall make a further cash payment to CPM of $7,500,000; (ii) we shall issue to CPM 6,000,000 shares of our restricted common stock; and (iii) we shall grant and deliver warrants exercisable to purchase up to 1,000,000 shares of our restricted common stock at the conversion price of $1.00 per share exercisable for a period of two years from the date of issuance. At the first anniversary date of the Closing, we shall make a further payment to CPM of $7,500,000 and CPM will transfer to us its right, title and interest to the Licenses.

On August 31, 2009, the Company announced that the contemplated purchase of the exploration licences held by CPM would not go ahead, During the six month period ended August 31, 2009, the Company recorded a write-off of mineral property acquisition costs of $25,000 related to the Letter Agreement.

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

TERMINATION OF NOSE ROCK OPTION AND JOINT VENTURE AGREEMENT AND DALTON PASS OPTION AND JOINT VENTURE AGREEMENT.

Effective November 17, 2008, we entered into a termination agreement with Strathmore (the "Termination Agreement"), pursuant to which the parties agreed that the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement were both terminated. The Nose Rock Option Agreement was terminated as a result of us not providing the 7,500,000 shares of our restricted common stock to Strathmore. The Dalton Pass Option Agreement was terminated as a result of us not incurring the $1,000,000 of expenditure costs, which non-incurrence was due to events or circumstances beyond our control. As a result of the Termination Agreement, the 7,500,000 shares of restricted common stock previosuly issued to Strathmore were to be returned to treasury for cancellation. As a further result of the Termination Agreement, the parties agreed that all obligations and duties of the respective parties under the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement have been terminated.

As of the date of this Quarterly Report, we are in the process of obtaining the 7,500,000 shares of common stock from Strathmore to be returned to treasury for cancellation.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the six month period ended August 31, 2009 and August 31, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.


RESULTS OF OPERATION





                             SIX MONTH PERIOD ENDED AUGUST 31,       FOR THE PERIOD FROM OCTOBER 11, 2004
                                  2009 AND AUGUST 31, 2008              (INCEPTION) TO AUGUST 31, 2009
                             _________________________________       ____________________________________
                                  2009                2008

Expenses
    Write down of                25,000                  -0-                   14,525,000
    mineral property
    acquisition

    Bank charges and                382                  106                        4,065
    interest

    Consulting Fees                 -0-               90,000                      208,015

    Interest expense             26,831               18,259                       88,374

    Legal and accounting         20,529               67,212                      476,141

    Management fees                 -0-              175,800                      472,200

    Marketing and                   569               15,964                       51,898
    promotion

    Mineral property                -0-                8,624                       22,743
    exploration
    expenditures

    Office and                      982               13,413                       68,837
    miscellaneous

    Rent                          4,722                6,180                       31,754

    Stock based               1,091,640            7,562,500                    9,048,545
    compensation

    Transfer agent fees           8,353                5,249                       22,612

Net Loss                    ($1,179,008)         ($7,963,307)                ($25,020,184)



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

SIX MONTH PERIOD ENDED AUGUST 31, 2009 COMPARED TO SIX MONTH PERIOD ENDED AUGUST 31, 2008.

Our net loss for the six month period ended August 31, 2009 was ($1,179,008) compared to a net loss of ($7,963,307) during the six month period ended August 31, 2008 (a decrease of $6,784,299). During the three month periods ended August 31, 2009 and August 31, 2008, we did not generate any revenue.

During the six month period ended August 31, 2009, we incurred general and administrative expenses of $1,179,008 compared to $7,963,307 incurred during the six month period ended August 31, 2008 (a decrease of $6,784,299). These expenses incurred during the six month period ended August 31, 2009 consisted of: (i) bank charges and interest of $382 (2008: $106); (ii) consulting fees of $-0- (2008: $90,000); (iii) interest expense of $26,831 (2008: $18,259); (iv)
legal and accounting $20,529 (2008: $67,212); (v) management fees of $-0- (2008:
$175,800 ); (vi) marketing and promotion of $569 (2008: $15,964); (vii) mineral property development expenditures $-0- (2008: $8,624); (ix) office and miscellaneous of $982 (2008: $13,413); (x) rent of $4,722 (2008: $6,180); (xi)
stock based compensation of $1,091,640 (2008: $7,562,500); and (xi) transfer agent fees of $8,353 (2008:
$5,249);(xii) write down of mineral property acquisition costs of $25,000 (2008:
$-0- )

Expenses incurred during the six month period ended August 31, 2009 compared to the six month period ended August 31, 2008 decreased primarily due to the decrease in stock based compensation of $6,470,860, management fees of $175,800 and consulting fees of $90,000 during the six month period ended August 31, 2009 compared to the six month period ended August 31, 2008.

Our net loss during the six month period ended August 31, 2009 was ($1,179,008) compared to a net loss of ($7,963,307) during the six month period ended August 31, 2008. The weighted average number of shares outstanding was 54,037,500 for the six periods ended August 31, 2009 and August 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED AUGUST 31, 2009

As at the six month period ended August 31, 2009, our current assets were $5,739 and our current liabilities were $977,478, which resulted in a working capital deficiency of ($971,739). As at the six month period ended August 31, 2009, current assets were comprised of $4,358 in cash and prepaid expenses of $1,381. As at the six month period ended August 31, 2009, current liabilities were comprised of: (i) $172,723 in accounts payable and accrued liabilities; (ii) $165,443 due to related parties; and (iii) $639,312 in related party promissory note payable.

As at the six month period ended August 31, 2009, our total assets were $55,739 comprised of $5,739 in current assets and $50,000 in mineral property costs. For fiscal year ended February 28, 2009, our total assets were $103,583 comprised of $53,583 in current assets and $50,000 in mineral property costs. The decrease in total assets during the six month period ended August 31, 2009 from fiscal year ended February 28, 2009 was primarily due to the decrease in cash.

As at the six month period ended August 31, 2009, our total liabilities were $977,478 comprised entirely of current liabilities. For fiscal year ended February 28, 2009, our total liabilities were $937,954 comprised entirely of current liabilities. The increase in liabilities during the six month period ended August 31, 2009 from fiscal year ended February 28, 2009 was primarily due to the increase in related promissory note payable. See " - Material Commitments."

Stockholders' deficit increased from ($834,371) for fiscal year ended February 28, 2009 to ($921,739) for the six month period ended August 31, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2009, net cash flows used in operating activities was ($82,565) consisting primarily of a net loss of ($1,179,008). Net cash flows used in operating activities was adjusted by $1,091,640 for stock based compensation and $26,831 for accrued interest on shareholders loan. Net cash flows used in operating activities was further changed by a $279 decrease in prepaid expenses, a $33,287 decrease in accounts payable and accrued liabilities and a $14,020 decrease in amounts due to related parties and $25,000 write down of mineral properties. For the six month period ended August 31, 2008, net cash flows used in operating activities was ($314,121) consisting primarily of a net loss of ($7,963,307). Net cash flows used in operating activities was adjusted by $7,562,500 for stock based compensation and $18,198 for accrued interest on shareholders loan. Net cash flows used in operating activities was further changed by a decrease of $1,660 in prepaid expenses, an increase of $45,551 in accounts payable and accrued liabilities, and an increase of $24,597 in amounts due to related parties.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six month period ended August 31, 2009, net cash flows from investing activities was ($25,000 ) for acquisition of mineral property interests compared to $-0- for the six month period ended August 31, 2008.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended August 31, 2009, net cash flows provided from financing activities was $60,000 in advances from related parties compared to $-0- for the six month period ended August 31, 2008.

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

MATERIAL COMMITMENTS

GEOFORUM SCANDANAVIA AB OPTION

Geoforum will grant to us an irrevocable right to acquire up to a 100% undivided interest in the Properties located in the Kingdom of Sweden. We had until May 15, 2009, which has been extended to October 31, 2009, to conduct our due diligence and to then proceed to enter into a more formal option agreement with Geoforum. Until then, the Geoforum Option remains binding between the parties. In furtherance of the terms and provisions of the Geoforum Option, we shall pay to Geoforum an aggregate of $225,000 and issue 100,000 shares of our restricted common stock over seven years as follows: (i) $25,000 on or before the earlier of the expiration of the due diligence period or February 28, 2009, which was paid on March 6, 2009; (ii) $25,000 upon the expiration of six months from the Effective Date; (iii) $25,000 upon the first twelve month anniversary of the Effective Date (the "Anniversary Date"), and upon each and every Anniversary Date thereafter until either the Geoforum Option is exercised and we acquire a 100% undivided interest in the Properties or the Geofoum Option is terminated;
(iv) issuance of 50,000 shares of our restricted common stock upon the first Anniversary Date; and (v) issuance of 50,000 shares of our restricted common stock upon the second Anniversary Date.

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

TRANS ATLANTIC METAL AG OPTION

In accordance with the terms and provisions of the Trans Atlantic Option: TAM has granted to us an irrevocable right to acquire up to an 80% undivided interest in and to the TAM Properties, subject to a 3% net smelter royalty which shall be divided on the basis of 1% for Trans Atlantic and 2% for Geoforum. We had until May 15, 2009, which has been extended to October 31, 2009, to conduct our due diligence and to then proceed to enter into a more formal option agreement with TAM. Until then, the Trans Atlantic Option remains binding between the parties.

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

CONTINENTAL PRECIOUS MINERALS INC.

In accordance with the terms and provisions of the Agreement, an initial cash payment of $25,000 will be paid by us to CPM, which was paid on April 24, 2009. In furtherance of the terms and provisions of the Agreement and upon completion of satisfactory due diligence and Closing by approximately October 31, 2009, we shall make a further cash payment to CPM of $7,500,000 as well as issue 6,000,000 shares of our restricted common stock and warrants to purchase up to 1,000,000 shares of our common stock at the conversion price of $1.00 per share. At the first anniversary date of the Closing, we shall make a further payment to CPM of $7,500,000 and CPM will transfer to us its right, title and interest to the Licenses.

On August 31, 2009, the Company announced that the contemplated purchase of the exploration licences held by CPM would not go ahead. During the six month period ended August 31, 2009, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Letter Agreement.

RELATED PARTY PROMISSORY NOTE

A material commitment during fiscal year 2009/2010 is the aggregate amount of $639,312 due and owing to one of our shareholders. On June 4, 2007, we issued a promissory note to the shareholder in the principal amount of $250,000 at an interest rate of 10% per annum. During fiscal year ended February 29, 2008, the shareholder advanced to us an additional $111,000 at an interest rate of 10% per annum. During fiscal year ended February 28, 2009, the shareholder further advanced to us an additional $130,000. During the six month period ended August 31, 2009, the shareholder advanced a further $60,000. Thus, as of the date of this Quarterly Report, an aggregate of $639,312 is due and owing consisting of principal and interest in the amount of $551,000 and $88,312, respectively. The amount is unsecured and has no set terms of repayment.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

In connection with the filing of our Quarterly Report, our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment using those criteria, management believes that, as of August 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the six month period ended August 31, 2009 filed with the Securities and Exchange Commission.

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

DEVINDER RANDHAWA..Mr. Randhawa founded Strathmore Minerals Corp. in 1996 and served as its chairman and chief executive officer until January 2008. Strathmore Minerals Corp. is an uranium exploration company publically listed on the TSX venture exchange in Canada, with assets in the US, Canada and Peru. Mr Randhawa was also the founder of Royal County Minerals Corp. and served as president and chief executive officer and director from May 1998 to July 2003. Royal County Minerals Corp. was a publically listed gold exploration company which traded on the TSX venture exchange. In 2003, he arranged the sale of Royal Country Minerals to Canadian Gold Hunter Corp. He was also the founder, and from December 2005 to May 2006 acted as the president, chief executive officer and chairman of the board of Pacific Asia China Energy, a TSX listed public company involved in the coal bed methane exploration business in three provinces of China. In July 2008 he was instrumental in arranging the sale of the company to a third party. In addition, Mr. Randhawa currently provides his services to the following TSX venture exchange listed companies as: (i) chairman of the board and chief executive officer for Fission Energy Inc.; (ii) chief executive officer for Ballyliffin Capital Corp.; (iii) president, chief executive officer and a director for Jalna Minerals Corp.; and (iv) vice chairman for Sernova Corp. Mr. Randhawa is also a member of the Board of Directors of American Exploration Corporation since October 29, 2008.

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


                                    URANIUM INTERNATIONAL CORP.

Dated: October 15, 2009             By: /s/ Marek J. Kreczmer
                                    ________________________________
                                    Marek J. Kreczmer, President and
                                    Chief Executive Officer


Dated: October 15, 2009             By: /s/ William D. Thomas
                                    __________________________________________
                                    William D. Thomas, Chief Financial Officer