Form 10-Q
period 2009-11-30
URANIUM INTERNATIONAL CORP.
filed 2010-01-14
CIK 1348788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the period ended November 30, 2009


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


          Securities registered pursuant to Section 12(g) of the Act:
                              COMMON STOCK, $0.001
          ___________________________________________________________
                                (Title of Class)


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

                                 Yes [X] No [ ]

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                        Outstanding as of  January 12, 2010
Common Stock, $0.001                         54,037,500

                           URANIUM INTERNATIONAL CORP.

                                    Form 10-Q

                                                                            Page

Part 1.   FINANCIAL INFORMATION                                               4

Item 1.   FINANCIAL STATEMENTS                                                4
             Balance Sheets                                                   5
             Statements of Operations                                         6
             Statements of Changes in Stockholders' Equity (Deficit)          7
             Statements of Cash Flows                                         8
             Notes to Financial Statements                                    9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         32

Item 4.   Controls and Procedures                                            33

Part II.  OTHER INFORMATION                                                  35

Item 1.   Legal Proceedings                                                  35

Item 1A.  Risk Factors                                                       35

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        35

Item 3.   Defaults Upon Senior Securities                                    36

Item 4.   Submission of Matters to a Vote of Security Holders                36

Item 5.   Other Information                                                  36

Item 6.   Exhibits                                                           37

PART I

ITEM 1. FINANCIAL STATEMENTS

                           URANIUM INTERNATIONAL CORP.
                         (an Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 2009
                                   (Unaudited)



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)

                                                                                November 30,       February 28,
                                                                                    2009                2009
_______________________________________________________________________________________________________________
                                                                                (unaudited)         (audited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                    $    22,113        $     51,923
   Prepaid expenses                                                                     921               1,660
_______________________________________________________________________________________________________________

                                                                                     23,034              53,583
MINERAL PROPERTY COSTS (Note 3)                                                     100,000              50,000
_______________________________________________________________________________________________________________

TOTAL ASSETS                                                                    $   123,034        $    103,583
===============================================================================================================

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities (Note 4)                            $   201,786        $    206,010
   Due to related parties (Notes 5, 9 and 10)                                       165,443             179,463
   Related party promissory note payable (Note 6)                                   753,813             552,481
_______________________________________________________________________________________________________________

                                                                                  1,121,042             937,954
_______________________________________________________________________________________________________________

NATURE OF OPERATIONS AND BASIS OF PRESENTATION,
COMMITMENTS AND SUBSEQUENT EVENTS (Notes 1, 10 and 11)

STOCKHOLDERS'  DEFICIT
   Capital stock (Note 7)
   Authorized
      375,000,000 shares of common stock, $0.001 par value
   Issued and outstanding
      54,037,500 shares of common stock (February 28, 2009 - 54,037,500)
      (Notes 3(c), 7, 9 and 10)                                                      54,038              54,038
   Additional paid-in capital                                                    24,044,407          22,952,767
   Deficit, accumulated during the exploration stage                            (25,096,453)        (23,841,176)
_______________________________________________________________________________________________________________

TOTAL  STOCKHOLDERS' DEFICIT                                                       (998,008)           (834,371)
_______________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $   123,034        $    103,583
===============================================================================================================


ON BEHALF OF THE BOARD:


_______________________________________   Director



_______________________________________   Director


    The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)



                                                     Three months ended              Nine months ended            October 11, 2004
                                                        November 30,                    November 30,               (inception) to
                                                    2009            2008            2009            2008          November 30, 2009
____________________________________________________________________________________________________________________________________

GENERAL & ADMINISTRATIVE EXPENSES
   Write down of mineral property
   acquisition costs (Note 3)                    $         -     $         -     $    25,000     $         -        $  14,525,000
   Bank charges and interest                             195             198             577             304                4,260
   Consulting fees                                         -          45,822               -         135,822              208,015
   Interest expense                                   14,501           9,025          41,332          27,284              102,875
   Legal and accounting                               54,842          57,253          75,371         124,465              530,983
   Management fees (Note 5)                                -          80,400               -         256,200              472,200
   Marketing and promotion (recovery)                  4,755          (4,070)          5,324          11,894               56,653
   Mineral property development expenditures               -               -               -           8,624               22,743
   Office and miscellaneous                                -           9,607             982          23,020               68,837
   Rent                                                  621           3,933           5,343          10,113               32,375
   Stock-based compensation (Note 7)                       -               -       1,091,640       7,562,500            9,048,545
   Transfer agent fees                                 1,355           1,088           9,708           6,337               23,967
____________________________________________________________________________________________________________________________________
TOTAL GENERAL &
   ADMINISTRATIVE EXPENSES                            76,269         203,256       1,255,277       8,166,563           25,096,453
____________________________________________________________________________________________________________________________________

NET LOSS                                         $   (76,269)    $  (203,256)    $(1,255,277)    $(8,166,563)       $ (25,096,453)
====================================================================================================================================



BASIC AND DILUTED
   LOSS PER COMMON SHARE                         $    (0.001)     $   (0.004)    $    (0.023)    $    (0.151)
============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          54,037,500      54,037,500      54,037,500      54,037,500
OUTSTANDING BASIC AND DILUTED
============================================================================================================

    The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)

                                                                                                   Deficit,
                                                                       Additional                 during the
                                             Number of      Capital     paid-in                   exploration
                                           shares issued     stock      capital       Warrants       stage            Total
                                                               $           $             $             $                $
______________________________________________________________________________________________________________________________

Balance at October 11, 2004 (inception)
Common  shares  issued for cash
($0.00013 per share) - November 29,
2004 (Note 7)                                30,000,000      30,000        (26,000)          -               -           4,000

Common  shares  issued for cash
($0.00013 per share) - January 10, 2005
(Note 7)                                     18,000,000      18,000        (15,600)          -               -           2,400

Common  shares  issued for cash
($0.00013 per share) - January 21, 2005
(Note 7)                                     11,250,000      11,250          3,750           -               -          15,000

Common  shares  issued for cash
($0.00013 per share) - January 25, 2005
(Note 7)                                      1,500,000       1,500            500           -               -           2,000

Common  shares  issued for cash
($0.00013 per share) - February 1, 2005
(Note 7)                                        187,500         188          2,312           -               -           2,500

Net loss for the period                               -           -              -           -          (3,051)         (3,051)
______________________________________________________________________________________________________________________________

Balance at February 28, 2005                 60,937,500      60,938        (35,038)          -          (3,051)         22,849

Net loss for the year                                 -           -              -           -         (12,401)        (12,401)
______________________________________________________________________________________________________________________________

Balance at February 28, 2006                 60,937,500      60,938        (35,038)          -         (15,452)         10,448

Contributions to capital by related
parties                                               -           -         24,000           -               -          24,000

Net loss for the year                                 -           -              -           -         (64,770)        (64,770)
______________________________________________________________________________________________________________________________

Balance at February 28, 2007                 60,937,500      60,938        (11,038)          -         (80,222)        (30,322)

Restricted common shares returned and
cancelled - May 30, 2007 (Note 7)           (15,000,000)    (15,000)         15,000          -               -               -

Common shares issued per Strathmore
Option Agreement (Notes 3 and 7)              7,500,000       7,500     13,992,500           -               -      14,000,000

Common shares issued for cash ($1.67
per share) - February 26, 2008 (Note 7)         600,000         600        816,316           -               -         816,916

Warrants granted for cash - February 26,
2008 (Note 7)                                         -           -              -     183,084               -         183,084

Net loss for the year                                 -           -              -           -     (15,075,151)    (15,075,151)
______________________________________________________________________________________________________________________________

Balance at February 29, 2008                 54,037,500      54,038     14,812,778     183,084     (15,155,373)       (105,473)

Stock-based compensation (Note 7)                     -           -      7,956,905           -               -       7,956,905

Warrants expired during the year
(Note 7)                                              -           -        183,084    (183,084)              -               -

Net loss for the year                                 -           -              -           -      (8,685,803)     (8,685,803)
______________________________________________________________________________________________________________________________

Balance at February 28, 2009                 54,037,500      54,038     22,952,767           -     (23,841,176)       (834,371)

Stock-based compensation (Note 7)                     -           -      1,091,640           -               -       1,091,640

Net loss for the period                               -           -              -           -      (1,255,277)     (1,255,277)
______________________________________________________________________________________________________________________________

Balance at November 30, 2009
(Notes 3(c), 7 and 10)                       54,037,500     $54,038    $24,044,407    $      -    $(25,096,453)   $   (998,008)
==============================================================================================================================


    The accompanying notes are an integral part of these financial statements



                           URANIUM INTERNATIONAL CORP.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)

                                                                          Nine months      Nine months
                                                                             ended            ended        October 11, 2004
                                                                          November 30,     November 30,     (inception) to
                                                                              2009             2008        November 30, 2009
____________________________________________________________________________________________________________________________


CASH FLOWS USED IN OPERATING ACTIVITIES
   Net loss for the period                                                $ (1,255,277)   $  (8,166,563)     $(25,096,453)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Accrued interest on shareholders loan                                     41,332           27,223           102,813
      Contributions to capital by related parties                                    -                -            24,000
      Write down of mineral property acquisition costs (Note 3)                 25,000                -        14,525,000
      Stock-based compensation (Note 7)                                      1,091,640        7,562,500         9,048,545
   Changes in operating assets and liabilities:
      Decrease (increase) in prepaid expenses                                      739          (14,178)             (921)
      Increase (decrease) in accounts payable and accrued liabilities           (4,224)          96,415           201,786
      Increase (decrease) in due to related parties                            (14,020)         110,043           165,443
____________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                         (114,810)        (384,560)       (1,029,787)
____________________________________________________________________________________________________________________________

CASH FLOWS USED IN INVESTING ACTIVITIES
   Acquisition of mineral property interests (Note 3)                          (75,000)               -          (625,000)
____________________________________________________________________________________________________________________________

ET CASH USED IN INVESTING ACTIVITIES                                          (75,000)                -          (625,000)
____________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from related parties (Note 6)                                      160,000           50,000           651,000
   Common shares issued for cash                                                     -                -         1,025,900
____________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      160,000                -         1,676,900
____________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                (29,810)        (334,560)           22,113

CASH, BEGINNING                                                                 51,923          336,260                 -
____________________________________________________________________________________________________________________________

CASH, ENDING                                                              $     22,113    $       1,700      $     22,113
============================================================================================================================


SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (Note 9)


    The accompanying notes are an integral part of these financial statements


URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (UNAUDITED)
________________________________________________________________________________


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

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the "Codification" or "ASC") 915-10, "DEVELOPMENT STAGE ENTITIES". The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at November 30, 2009 and for the nine month period then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating loses since inception of $25,096,453 and as at November 30, 2009 has a working capital deficit of $1,098,008. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

COMPARATIVE FIGURES
Certain comparative figures have been reclassified in order to conform to the current period's financial statement presentation.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (UNAUDITED)
________________________________________________________________________________


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

MINERAL PROPERTY EXPENDITURES
The Company is primarily engaged in the acquisition, and exploration of mineral properties.

Mineral property acquisition costs are capitalized in accordance with ASC 930-360, "EXTRACTIVE ACTIVITIES - MINING - PROPERTY, PLANT AND EQUIPMENT" when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted ASC 410, "ASSETS RETIREMENT AND ENVIRONMENTAL OBLIGATIONS", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2009 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NET INCOME (LOSS) PER SHARE
The Company computes income (loss) per share in accordance with ASC 260, "EARNINGS PER SHARE" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income
(loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in U.S. dollars. In accordance with ASC 830, "FOREIGN CURRENCY MATTERS", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To November 30, 2009, the Company has not recorded any translation adjustments into stockholders' equity.

STOCK-BASED COMPENSATION
On June 1, 2006, the Company adopted the provisions of ASC 718, "COMPENSATION - STOCK COMPENSATION", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to June 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "EQUITY-BASED PAYMENTS TO NON-EMPLOYEES".

FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with the requirements of ASC 825-10, "FINANCIAL INSTRUMENTS", the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________


CHANGES IN ACCOUNTING POLICIES
In August 2009, the FASB issued Accounting Standards Update ("ASU" or "Update") No. 2009-05, "FAIR VALUE MEASUREMENT AND DISCLOSURE (TOPIC 820) - MEASURING LIABILITIES AT FAIR VALUE", which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The guidance provided in this update was effective September 1, 2009. The adoption of this guidance did not have a material impact on its financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING
PRINCIPLE - A REPLACEMENT OF FASB STATEMENT NO. 162". The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company's references to U.S. GAAP accounting standards but did not impact the Company's results of operations, financial position or liquidity.

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, "SUBSEQUENT EVENTS" is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new guidance was effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's financial statements.

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash. The new guidance, which is now part of ASC 470-20, "DEBT WITH CONVERSION AND OTHER OPTIONS" requires the liability and equity components to be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate. The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company's nonconvertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The new guidance was to be applied retrospectively to all periods presented upon those fiscal years. The adoption of this guidance did not have a material impact on the Company's financial statements.

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets. The new guidance, which is now part of ASC 350, "INTANGIBLES - GOODWILL AND OTHER". In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company's financial statements.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of ASC 815, "DERIVATIVES AND HEDGING ACTIVITIES" requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The new guidance was effective prospectively for financial statements issued for any reporting period beginning after November 15, 2008, with early application encouraged. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT
From June 2009 to October 2009, the FASB issued various other updates, ASU No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In June 2009, the FASB issued SFAS No. 167, "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)". SFAS No. 167, which amends ASC 810-10, "CONSOLIDATION", prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity ("VIE") and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. SFAS No. 167 is effective March 1, 2010. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 166, "ACCOUNTING FOR TRANSFER OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT". SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, "TRANSFERS AND SERVICING", and removes the exception from applying ASC 810-10, "CONSOLIDATION". This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. This statement is effective March 1, 2010. The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

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

NOTE 3 - MINERAL PROPERTY COSTS
________________________________________________________________________________

(A)  GEOFORUM SCANDINAVIA AB PROPERTY
Effective December 9, 2008 the Company entered into a written letter option agreement with Geoforum Scandinavia AB ("Geoforum") for the exclusive option to acquire a 100% undivided interest in four mineral properties in Sweden, subject to a 3% NSR royalty. On October 29, 2009, the Company entered into a Formal Option Agreement with Geoforum (Note 10).

Under the terms of the Formal Option Agreement, in order to exercise the Option, the Company from the date of the signing of the Formal Option Agreement, must:

1. Pay $25,000 at the date of execution of the Formal Option Agreement (the "Effective Date") (paid on November 5, 2009);
2. Pay an additional $25,000 upon the first twelve month anniversary of the Effective Date (the "Anniversary Date");
3. Pay an additional $25,000 upon each and every Anniversary Date thereafter until either the Company acquires 100% undivided interest in the properties or the option is terminated;
4.   Issue 50,000 shares of the Company upon the first Anniversary Date;
5. Issue an additional 50,000 shares of the Company upon the second Anniversary Date; and
6. Incur exploration expenses of $3.7 million over the seven year period as follows:

     o    $300,000 after the Effective  Date and prior to the first  Anniversary
          Date;
     o    $400,000 between the first and second Anniversary Date; and
     o    $3,000,000 between the third and seventh Anniversary Date.

     The Company has the option to extend the period in which to incur the exploration expenses from seven years to nine years by paying Geoforum an additional $100,000.

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 3 - MINERAL PROPERTY COSTS (CONTINUED)
________________________________________________________________________________

(B)  TRANS ATLANTIC METALS AB PROPERTY
Effective January 15, 2009 the Company entered into a written letter option agreement with Trans Atlantic Metals AG ("TAM") and its wholly owned subsidiary, T.A Metal, Sweden AG for exclusive options to acquire up to an 80% undivided interest in four mineral properties in Sweden, subject to a 3% NSR royalty. On November 17, 2009, the Company entered into a Formal Option Agreement with TAM (Note 10).

Under the terms of the Formal Option Agreement, in order to exercise the first Option for a 51% interest, the Company must:

1. Pay $25,000 at the date of execution of the Formal Option Agreement (paid on November 23, 2009);

2. Pay an additional $25,000 on or before one year from the date of execution of this Agreement (the "Anniversary Date");

3. Pay an additional $25,000 upon each and every Anniversary Date thereafter until either the Company acquires 80% interest in the properties or the agreement is terminated;

4.   Issue 50,000 shares of the Company on or before the first Anniversary Date;

5. Issue an additional 50,000 shares of the Company on or before the second Anniversary Date; and

6.   Incur exploration expenses of $700,000 over the next two years as follows:

     o    $300,000 prior to the first Anniversary Date; and

     o    $400,000 prior to the second Anniversary Date.

Following the exercise of the 51% Option, in order to exercise the second Option for an additional 29% interest, the Company must incur further exploration expenses of $3,000,000 prior to the seventh Anniversary Date.

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

If the Company acquired its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back 16% interest), each of the Company and Strathmore would contribute to the costs with respect to the Property in accordance with their proportionate share ownership in the Property.

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 3 - MINERAL PROPERTY COSTS (CONTINUED)
________________________________________________________________________________

(C)      NOSE ROCK PROPERTY (CONTINUED)
The acquisition cost of $14,250,000 provided to Strathmore was initially capitalized as a tangible asset. During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $14,250,000 related to the Nose Rock Property.

On November 18, 2008 the Company entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements. Pursuant to the terms of the termination agreement, Strathmore was required to return to the Company's treasury for cancellation 7,500,000 common shares previously issued to and registered in the name of Strathmore. Upon completion of the termination agreement, all obligations of Strathmore and the Company pertaining to the Nose Rock Property Option Agreements were terminated. As at November 30, 2009 the Company was in the process of obtaining the 7,500,000 shares from Strathmore to be returned to treasury for cancellation (Notes 7 and 10).

(D)      CONTINENTAL PROPERTY
Effective April 23, 2009, the Company entered into a Letter Agreement to purchase a total of thirteen exploration licences covering eight uranium deposits held by Continental Precious Minerals Ltd. ("Continental") in Sweden. The Company had until August 30, 2009 to conduct its due diligence.

The Letter Agreement called for an initial cash payment of $25,000 on signing of the Letter Agreement (paid on April 24, 2009).

Subject to the completion of due diligence satisfactory to the Company, the Letter Agreement was to have an initial closing on August 31, 2009 at which time the Company would:

o    Make a cash payment of $7,500,000;
o Issue and deliver 6,000,000 common shares of the Company (subject to a one year re-sale restriction); and
o Issue and deliver warrants exercisable to purchase up to 1,000,000 common shares of the Company at the price of $1.00 per share for a period of two years from the date of issuance.

At the first anniversary of the initial closing on August 31, 2009, the Company would have had to make a further payment of $7,500,000 and Continental would have had to transfer to the Company title to the thirteen exploration licenses (Note 10).

On August 31, 2009, the Company announced that the contemplated purchase of the exploration licences held by Continental would not go ahead. During the nine month period ended November 30, 2009, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Letter Agreement.

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 3 - MINERAL PROPERTY COSTS (CONTINUED)
________________________________________________________________________________

(E)      DALTON PASS PROPERTY (CONTINUED)
The Company will earn a 25% interest in the Property once the Company has completed its commitments (Expenditures of $8,750,000 and cash or stock of $1,000,000) on or before October 5, 2011. The Company will earn an additional 40% interest in the Property once the Company has completed its additional commitments ($8,000,000 in work) on or before October 5, 2013. However, subject to the terms of the Agreement, Strathmore has the right to retain or earn back a 16% interest in property by paying $8,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Property. After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), then each of the Company and Strathmore will contribute to the costs with respect to the Property in accordance with their proportionate ownership interest in the Property.

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

NOTE 5 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The balance due to related parties of $165,443 at November 30, 2009 (February 28, 2009 - $179,463) is due to directors, a company controlled by a director and/or shareholders of the Company and is unsecured, non-interest bearing and payable on demand.

There were no transactions with related parties during the period ended November 30, 2009:

i. Paid or accrued management fees of $Nil (2008 - $150,000) to the former president and director of the Company.

ii. Paid or accrued management fees of $Nil (2008 - $90,000) to a director of the Company.

iii. Paid or accrued management fees of $Nil (2008 - $16,200) to a director and former chief financial officer of the Company.

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

Included in due to related parties at November 30, 2009 is $32,843 due to a company controlled by a director of the Company which the Company has offered to settle by way of the issuance of 44,000 common shares of the Company (Notes 9 and 10).

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 6 - RELATED PARTY PROMISSORY NOTE PAYABLE
________________________________________________________________________________

The related party promissory note payable of $753,813 at November 30, 2009 consists of principal and accrued interest payable of $651,000 and $102,813 respectively. These amounts are unsecured, bear interest at 10% per annum and have no set terms of repayment. On June 4, 2007 the Company signed a promissory note with a shareholder of the Company for $250,000 at a rate of 10% per annum. During the years ended February 29, 2008 and February 28, 2009 and the period ended November 30, 2009, the same shareholder advanced the Company an additional $111,000, $130,000, and $160,000 respectively at a rate of 10% per annum.

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

vii. On September 14, 2007, 7,500,000 common shares of the Company, valued at $14,000,000, were issued to Strathmore in accordance with the terms of the Option and Joint Venture Agreement. On November 18, 2008 the Company entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements. Pursuant to the terms of the termination agreement, Strathmore was required to return to the Company's treasury for cancellation 7,500,000 common shares previously issued and registered in the name of Strathmore. As at November 30, 2009, the Company was in the process of obtaining the 7,500,000 shares from Strathmore to be returned to treasury for cancellation (Notes 3(c) and 10).

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

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 7 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

SHARE PURCHASE WARRANTS
There are no outstanding share purchase warrants at November 30, 2009.

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

On April 17, 2009, the Company granted 2,750,000 stock options to certain officers, directors and management of the Company. Each stock option entitles the holder to purchase a common share of the Company at a price of $0.50 up to April 17, 2019. The total fair value of these options at the date of grant was estimated to be $1,091,640 ($0.40 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.91%, a dividend yield of 0% and expected volatility of 193% and has been recorded as a stock based compensation expense during the period ended November 30, 2009 (Note 10).

The following stock options were outstanding at November 30, 2009:

                                                 REMAINING
                  EXERCISE       NUMBER       CONTRACTUAL LIFE
                   PRICE       OF OPTIONS         (YEARS)
                     $

Stock Options       0.50       2,750,000            9.38
                               _________

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 7 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

The following is a summary of stock option activities during the period ended November 30, 2009:

                                                     NUMBER OF    WEIGHT AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                                        $

Outstanding and exercisable at February 28, 2009      4,500,000        2.24

Granted during the period                             2,750,000        0.50
Exercised during the period                                   -           -
Cancelled during the period                          (4,500,000)       2.24
                                                     __________        ____

Outstanding and exercisable at November 30, 2009      2,750,000        0.50
                                                     ==========        ====

Weighted average fair value of options granted
during the period                                                      0.40
                                                                       ====

NOTE 8 - INCOME TAXES
________________________________________________________________________________

The Company has losses carried forward for income tax purposes to November 30, 2009. There are no current or deferred tax expenses for the Six months ended November 30, 2009 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

                                                    Nine months ended
                                          ______________________________________
                                          November 30, 2009    November 30, 2008
                                          _________________    _________________

Deferred tax asset attributable to
Current operations                           $   426,794          $  2,776,631
Non-deductible stock-based compensation         (371,157)           (2,571,250)
Less: Change in valuation allowance              (55,637)             (205,381)
                                             ___________          ____________

Net refundable amount                        $         -          $          -
                                             ===========          ============

The composition of the Company's deferred tax asset as at November 30, 2009 and February 28, 2009 are as following:

                                                       As at
                                     November 30, 2009    February 28, 2009
                                                              (audited)

Net operation loss carry-forward       $ 16,023,908         $ 15,860,271
Statutory federal income tax rate                34%                  34%
Deferred tax assets                       5,448,129            5,392,492
Less: Valuation allowance                (5,448,129)          (5,392,492)
                                      _____________         ____________

Net Deferred tax assets                $          -         $          -
                                       ============         ============

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 8 - INCOME TAXES (CONTINUED)
________________________________________________________________________________

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at November 30, 2009, the Company has an unused net operating loss carry forward balance of approximately $16,023,908 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires between years 2025 and 2030.

NOTE 9 - SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
________________________________________________________________________________


                                             October 11, 2004               Nine months ended
                                             (inception) to       ______________________________________
                                             November 30, 2009    November 30, 2009    November 30, 2008
________________________________________________________________________________________________________
                                                   $                      $                    $

Cash paid for interest                                   -                -                    -
Cash paid for income taxes                               -                -                    -

Non-cash transactions:
   Donated rent and services                        24,000                -                    -
   Shares issued for exploration expenses       14,525,000                -                    -
   Mineral property expenses included in
   accounts payable                                      -                -                    -


During the nine months ended November 30, 2009, the Company incurred stock-based compensation of $1,091,640 (Note 7).

The Company has proposed to settle $32,843 of debt to a company controlled by a director of the Company by way of the issuance of 44,000 common shares of the Company (Notes 5 and 10).

NOTE 10 - COMMITMENTS
________________________________________________________________________________

1. On August 24, 2007, the Company agreed to pay two directors of the Company management fees of $10,000 per month each on a month to month basis and to pay the director and former Chief Financial Officer of the Company management fees of $1,800 per month on a month to month basis. Effective March 1, 2009, the Company and the parties agreed to no further charges for director services or for chief financial officer services (Note 5).

2.   Effective  April 1, 2008 the  Company  entered  into an  executive  service agreement (the "Executive Service Agreement") with Cleary Petroleum Corporation ("CPC") and Richard M. Cherry. In accordance with the terms of the Executive Service Agreement, Mr. Cherry, through CPC, was to provide such services as are required related to his executive position as the President and Chief Executive Officer of the Company and the Company was to pay to CPC a monthly fee of $25,000 and to grant to Mr. Cherry 1,000,000 stock options exercisable at $1.75 per share for a ten year period. The Executive Service Agreement could be terminated by either party upon thirty days notice. Effective July 9, 2008, the Company accepted Mr. Cherry's resignation from the position of Chief Executive Officer and the Executive Service Agreement was terminated. Mr. Cherry has retained his position on the Company's Board of Directors and maintained all previous stock options granted. Included in amounts due to related parties at November 30, 2009 and February 28, 2009 is $32,843 related to services rendered by CPC under the Executive option Agreement. As of November 30, 2009, the Company has proposed to issue 44,000 common shares of the Company to CPC to settle the amount due to CPC. The Company and CPC are in the process of finalizing the agreement over the settlement of this debt (Notes 5 and 9).

URANIUM INTERNATIONAL CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 10 - COMMITMENTS (CONTINUED)
________________________________________________________________________________

3. The Company is in the process of obtaining the 7,500,000 shares from Strathmore for cancellation related to the termination of the Nose Rock Property Option Agreements (Notes 3(c) and 7).

4. The Company has outstanding and future commitments under mineral property option agreements to pay cash and issue common shares of the Company (Note
     3).

NOTE 11 - SUBSEQUENT EVENT
________________________________________________________________________________

There are no subsequent events from the date of the period ended November 30, 2009 to the date the financial statements were available to be issued on January 14, 2010.

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

MINERAL PROPERTIES

GEOFORUM SCANDANAVIA AB OPTION
Effective on October 29, 2009, our Board of Directors authorized the execution of an option agreement (the "Agreement") with Geoforum Scandanavia AB ("Geoforum"). Pursuant to the terms and provisions of the Agreement, Geoforum granted to us an irrevocable right to acquire up to a 100% undivided interest in four properties, the Laisback Property, the Pustaberget Property, the Langtrask Property and the Ravaberget Property (collectively, the "Properties") located in the Kingdom of Sweden. In furtherance of the terms and provisions of the Agreement, we shall make cash payments to Geoforum as follows: (i) $25,000 upon execution of a definitive and formal purchase and sale agreement (the "Effective Date"), which as of the date of this Quarterly Report has been paid; (ii) $25,000 upon the first twelve month anniversary of the Effective Date (the "Anniversary Date"), and upon each and every Anniversary Date thereafter until either the Option is exercised and we acquire a 100% undivided interest in the Properties or the Option is terminated; (iii) issuance of 50,000 shares of our restricted common stock upon the first Anniversary Date; and (iv) issuance of 50,000 shares of our restricted common stock upon the second Anniversary Date.

We will also be responsible for payment of exploration expenses of approximately $3,700,000 over the seven year period as follows: (i) after the Effective Date and prior to the first Anniversary Date, $300,000 in work expenditures; (ii) between the first and second Anniversary Dates, $400,000 in work expenditures;
(iii) between the third and seventh Anniversary Date, $3,000,000 in work expenditures. We have also have the option to extend the period in which to incur the exploration expenses from seven years to nine years by paying Geoforum an additional $100,000.

Upon execution of the Agreement, Geoforum shall deliver and transfer to a nominee for us to hold in trust for the parties: (i) a registerable transfer of 100% interest in the Properties; and (ii) any option, right or refusal or other claim to the Properties held by Geoforum.

TRANS ATLANTIC METAL AG OPTION

Effective on November 17, 2009, our Board of Directors authorized the execution of an option agreement (the "Agreement") with Trans Atlantic Metals Ag ("Trans Atlantic").

Geoforum Scandanavia AB ("Geoforum") is the sole legal and beneficial owner of a 100% undivided interest in and to four properties, the Bjorklund Property, the Labbas Property, the Marrviken Property, and the Staverberget Property (collectively, the Properties), located in the Kingdom of Sweden. Geoforum had previously granted to Trans Atlantic an exclusive option (the "Geoforun Option") to acquire a 100% interest in the Properties pursuant to an option agreement dated August 16, 2006 (the "Geoforum - Trans Atlantic Option Agreement").

Therefore, in accordance with the terms and provisions of the Agreement, Trans Atlantic has granted to us an irrevocable right to acquire up to an 80% undivided interest in and to the Properties (the "Option"), subject to a 3% net smelter royalty which shall be divided on the basis of 1% for Trans Atlantic and 2% for Geoforum.

In further accordance with the terms and provisions of the Agreement and in order to acquire the initial fifty-one percent (51%) interest in and to the Properties, we shall: (i) pay to Trans Atlantic $25,000 at the date of execution of the Agreement, which as of the date of this Quarterly Report has been paid;
(ii) pay to Trans Atlantic an additional $25,000 on or before one year from the date of execution of this Agreement (the "Anniversary Date"), and upon each and every Anniversary Date thereafter until either the Option is exercised and we acquire an eighty percent (80%) interest in the Properties or the Agreement is terminated; (iii) issue to Trans Atlantic an aggregate 100,000 shares of our restricted common stock of which 50,000 shares will be issued on or before the first Anniversary Date and an additional 50,000 shares will be issued on or before the second Anniversary Date (provided that all liens against the Properties have been removed); and (iv) incur a total of $700,000 in expenditures on the Properties of which $300,000 in expenditures must be made prior to the first Anniversary Date and an additional $400,000 in expenditures must be made prior to the second Anniversary Date.

In further accordance with the terms and provisions of the Agreement and in order to acquire an additional twenty-nine percent (29%) interest in and to the Properties, we shall: (i) exercise the Option in accordance with the terms set forth above; and (ii) incur an additional $3,000,000 in expenditures on the Properties prior to the seventh Anniversary Date. We also have the option to extend the period in which to incur the exploration expenses from seven years to nine years by paying Trans Atlantic an additional $100,000.

Lastly, in the event we exercise the Option, we shall have a period of 120 days following the second Anniversary Date to notify Trans Atlantic that we elect to establish a joint venture with Trans Atlantic (the "Notice of Election"). A failure to timely elect will be deemed to be a decision by us of our intention to exercise the Additional Option. Upon exercise of the Notice of Election, a joint venture will be deemed to have automatically formed for the future exploration and development of the Properties and we and Trans Atlantic shall in good faith enter into a formal joint venture agreement.

CONTINENTAL PRECIOUS MINERALS INC.

Effective on April 23, 2009, our Board of Directors authorized the execution of a letter agreement (the "Agreement") with Continental Precious Minerals Inc. ("CPM"). In accordance with the terms and provisions of the Agreement, we would purchase a total of thirteen exploration licenses covering eight uranium deposits held by CPM in Sweden (collectively, the "Licenses"). The Agreement was subject to due diligence review by us, which was to be completed by August 30, 2009. Upon completion of successful due diligence, we anticipated closing of the Agreement by approximately August 31, 2009 (the "Closing").

In accordance with the terms and provisions of the Agreement, an initial cash payment of $25,000 would be paid by us to CPM, which was paid on April 24,
2009). In furtherance of the terms and provisions of the Agreement and upon completion of satisfactory due diligence and Closing by approximately August 31, 2009: (i) we would make a further cash payment to CPM of $7,500,000; (ii) we would issue to CPM 6,000,000 shares of our restricted common stock; and (iii) we would grant and deliver warrants exercisable to purchase up to 1,000,000 shares of our restricted common stock at the conversion price of $1.00 per share exercisable for a period of two years from the date of issuance. At the first anniversary date of the Closing, we would make a further payment to CPM of $7,500,000 and CPM would transfer to us its right, title and interest to the Licenses.

On August 31, 2009, we decided not to proceed with acquisition of the Licenses.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the nine month period ended November 30, 2009 and November 30, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATION


                             NINE MONTH PERIOD ENDED
                                NOVEMBER 30, 2009            FOR THE PERIOD FROM
                              AND NOVEMBER 30, 2008           OCTOBER 11, 2004
                            __________________________         (INCEPTION) TO
                               2009           2008            NOVEMBER 30, 2009
                            ___________    ___________       ___________________
Expenses
    Write down of                25,000            -0-            14,525,000
    mineral property
    acquisition

    Bank charges and                577            304                 4,260
    interest

    Consulting Fees                 -0-        135,822               208,015

    Interest expense             41,332         27,284               102,875

    Legal and accounting         75,371        124,465               530,983

    Management fees                 -0-        256,200               472,200

    Marketing and                 5,324         11,894                56,653
    promotion

    Mineral property                -0-          8,624                22,743
    exploration
    expenditures

    Office and                      982         23,020                68,837
    miscellaneous

    Rent                          5,343         10,113                32,375

    Stock based               1,091,640      7,562,500             9,048,545
    compensation

    Transfer agent fees           9,708          6,337                23,967

Net Loss                    ($1,255,277)   ($8,166,563)         ($25,096,453)

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

NINE MONTH PERIOD ENDED NOVEMBER 30, 2009 COMPARED TO NINE MONTH PERIOD ENDED NOVEMBER 30, 2008.

Our net loss for the nine month period ended November 30, 2009 was ($1,255,277) compared to a net loss of ($8,166,563) during the nine month period ended
November 30, 2008 (a decrease of $6,911,286). During the nine month periods ended November 30, 2009 and November 30, 2008, we did not generate any revenue.

During the nine month period ended November 30, 2009, we incurred general and administrative expenses of $1,255,277 compared to $8,166,563 incurred during the nine month period ended November 30, 2008 (a decrease of $6,911,286). These expenses incurred during the nine month period ended November 30, 2009 consisted of: (i) write down of mineral property acquisition costs of $25,000 (2008:
$-0-); (ii) bank charges and interest of $577 (2008: $304); (iii) consulting fees of $-0- (2008: $135,822); (iv) interest expense of $41,332 (2008: $27,284);
(v) legal and accounting $75,371 (2008: $124,465); (vi) management fees of $-0- (2008: $256,200); (vii) marketing and promotion of $5,324 (2008: $11,894);
(viii) mineral property development expenditures $-0- (2008: $8,624); (ix) office and miscellaneous of $-0- (2008: $23,020); (x) rent of $5,343 (2008:
$10,113);  (xi) stock based compensation of $1,091,640 (2008:  $7,562,500);  and
(xii) transfer agent fees of $9,708 (2008: $6,337).

Expenses incurred during the nine month period ended November 30, 2009 compared to the nine month period ended November 30, 2008 decreased primarily due to the decrease in stock based compensation of $6,470,860, management fees of $256,200 and consulting fees of $135,822 during the nine month period ended November 30, 2009 compared to the nine month period ended November 30, 2008.

Our net loss during the nine month period ended November 30, 2009 was ($1,255,277) compared to a net loss of ($8,166,563) during the nine month period ended November 30, 2008. The weighted average number of shares outstanding was 54,037,500 for the nine month periods ended November 30, 2009 and November 30, 2008.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2009 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008.

Our net loss for the three month period ended November 30, 2009 was ($76,269) compared to a net loss of ($203,256) during the three month period ended November 30, 2008 (a decrease of $126,987). During the three month periods ended November 30, 2009 and November 30, 2008, we did not generate any revenue.

During the three month period ended November 30, 2009, we incurred general and administrative expenses of $76,269 compared to $203,256 incurred during the three month period ended November 30, 2008 (a decrease of $126,987). These expenses incurred during the three month period ended November 30, 2009 consisted of: (i) bank charges and interest of $195 (2008: $198); (ii) consulting fees of $-0- (2008: $45,822); (iii) interest expense of $14,501 (2008: $9,025); (iv) legal and accounting $54,842 (2008: $57,253); (v)
management fees of $-0- (2008: $80,400); (vi) marketing and promotion (recovery) of $4,755 (2008: ($4,070)); (vii) office and miscellaneous of $-0- (2008:
$9,607); (viii) rent of $621 (2008: $3,933); and (ix) transfer agent fees of $1,355 (2008: $1,088).

Expenses incurred during the three month period ended November 30, 2009 compared to the three month period ended November 30, 2008 decreased primarily due to the decrease in management fees of $80,400 and consulting fees of $45,822 during the three month period ended November 30, 2009 compared to the three month period ended November 30, 2008.

Our net loss during the three month period ended November 30, 2009 was ($76,269) compared to a net loss of ($203,256) during the three month period ended November 30, 2008. The weighted average number of shares outstanding was 54,037,500 for the three month periods ended November 30, 2009 and November 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED NOVEMBER 30, 2009

As at the nine month period ended November 30, 2009, our current assets were $23,034 and our current liabilities were $1,121,042, which resulted in a working capital deficiency of ($1,098,008). As at November 30, 2009, current assets were comprised of $22,113 in cash and prepaid expenses of $921. As at November 30, 2009, current liabilities were comprised of: (i) $201,786 in accounts payable and accrued liabilities; (ii) $165,443 due to related parties; and (iii) $753,813 in related party promissory note payable.

As at November 30, 2009, our total assets were $123,034 comprised of $23,034 in current assets and $100,000 in mineral property costs. As at February 28, 2009, our total assets were $103,583 comprised of $53,583 in current assets and $50,000 in mineral property costs. The increase in total assets during the nine month period ended November 30, 2009 from fiscal year ended February 28, 2009 was primarily due to the increase in mineral property costs.

As at November 30, 2009, our total liabilities were $1,121,042 comprised entirely of current liabilities. As at February 28, 2009, our total liabilities were $937,954 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended November 30, 2009 from fiscal year ended February 28, 2009 was primarily due to the increase in related promissory note payable. See " - Material Commitments."

Stockholders' deficit increased from ($834,371) for fiscal year ended February 28, 2009 to ($998,008) for the nine month period ended November 30, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2009, net cash flows used in operating activities was ($114,810) consisting primarily of a net loss of ($1,255,277). Net cash flows used in operating activities was adjusted by $1,091,640 for stock based compensation, $41,332 for accrued interest on shareholders loan and $25,000 for write down of mineral property acquisition costs. Net cash flows used in operating activities was further changed by a $739 decrease in prepaid expenses, a $4,224 decrease in accounts payable and accrued liabilities and a $14,020 decrease in amounts due to related parties. For the nine month period ended November 30, 2008, net cash flows used in operating activities was ($384,560) consisting primarily of a net loss of ($8,166,563). Net cash flows used in operating activities was adjusted by $7,562,500 for stock based compensation and $27,223 for accrued interest on shareholders loan. Net cash flows used in operating activities was further changed by a increase of $14,178 in prepaid expenses, an increase of $96,415 in accounts payable and accrued liabilities, and an increase of $110,043 in amounts due to related parties.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine month period ended November 30, 2009, net cash flows from investing activities was ($75,000 ) for acquisition of mineral property interests compared to $-0- for the nine month period ended November 30, 2008.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended
November 30, 2009, net cash flows provided from financing activities was $160,000 in advances from related parties compared to $50,000 for the nine month period ended November 30, 2008 consisting of advances from related parties.

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

MATERIAL COMMITMENTS

GEOFORUM SCANDANAVIA AB OPTION

Geoforum granted to us an irrevocable right to acquire up to a 100% undivided interest in the Properties located in the Kingdom of Sweden. In furtherance of the terms and provisions of the Geoforum Agreement, we shall pay to Geoforum and issue 100,000 shares of our restricted common stock over seven years as follows:
(i) $25,000 upon execution of the Agreement  which was paid on November 5, 2009;
(ii) $25,000 upon the first twelve month anniversary of the Effective Date (the "Anniversary Date"), and upon each and every Anniversary Date thereafter until either the Geoforum Option is exercised and we acquire a 100% undivided interest in the Properties or the Geofoum Option is terminated; (iii) issuance of 50,000 shares of our restricted common stock upon the first Anniversary Date; and (iv) issuance of 50,000 shares of our restricted common stock upon the second Anniversary Date.

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

TRANS  ATLANTIC  METAL AG  OPTION

In accordance with the terms and provisions of the Trans Atlantic Agreement: TAM has granted to us an irrevocable right to acquire up to an 80% undivided interest in and to the TAM Properties, subject to a 3% net smelter royalty which shall be divided on the basis of 1% for Trans Atlantic and 2% for Geoforum. In accordance with further terms and provisions of the Trans Atlantic Agreement, we shall: (i) pay to TAM $25,000 upon execution of the Formal Option Agreement which was paid on November 23,2009, a further $25,000 shall be paid upon the first twelve month anniversary of the Effective Date; (ii) Further annual payments of $25,000 shall be paid each additional twelve month anniversary date of the Effective Date until either the Option is exercised and we acquire a 80% undivided interest in the Properties or the Option is terminated; (iii) issuance of 50,000 shares of restricted common stock upon the first Anniversary Date;
(iv) issuance of 50,000 shares of our restricted common stock upon the second Anniversary Date; (v) within two years from the Effective Date, incur exploration expenses of $700,000, pursuant to which we shall acquire from TAM , a 51% interest in and to the TAM Properties; and (vi) within seven years from the Effective Date, incur further exploration expenses of $3,000,000, pursuant to which we shall acquire from TAM the remaining 29% interest in and to the TAM Properties. We also have the option to extend the period in which to incur the work expenditures from seven years to nine years by paying TAM an additional $100,000.

RELATED PARTY PROMISSORY NOTE

A material commitment during fiscal year 2009/2010 in the aggregate amount of $753,813 is due and owing to one of our shareholders. On June 4, 2007, we issued a promissory note to the shareholder in the principal amount of $250,000 at an interest rate of 10% per annum. During fiscal year ended February 29, 2008, the shareholder advanced to us an additional $111,000 at an interest rate of 10% per annum. During fiscal year ended February 28, 2009, the shareholder further advanced to us an additional $130,000. During the nine month period ended November 30, 2009, the shareholder advanced a further $160,000. Thus, as at November 30, 2009, an aggregate of $753,813 is due and owing consisting of principal and interest in the amount of $651,000 and $102,813, respectively. The amount is unsecured and has no set terms of repayment.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

In connection with the filing of our Quarterly Report, our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment using those criteria, management believes that, as of November 30, 2009, our internal control over financial reporting is effective based on those criteria.

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

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the nine month period ended November 30, 2009 filed with the Securities and Exchange Commission.

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

DEVINDER RANDHAWA founded Strathmore Minerals Corp. in 1996 and served as its chairman and chief executive officer until January 2008. Strathmore Minerals Corp. is a uranium exploration company publically listed on the TSX venture exchange in Canada, with assets in the US, Canada and Peru. Mr. Randhawa was also the founder of Royal County Minerals Corp. and served as president and chief executive officer and director from May 1998 to July 2003. Royal County Minerals Corp. was a publically listed gold exploration company which traded on the TSX venture exchange. In 2003, he arranged the sale of Royal Country Minerals to Canadian Gold Hunter Corp. He was also the founder, and from December 2005 to May 2006 acted as the president, chief executive officer and chairman of the board of Pacific Asia China Energy, a TSX listed public company involved in the coal bed methane exploration business in three provinces of China. In July 2008, he was instrumental in arranging the sale of the company to a third party. In addition, Mr. Randhawa currently provides his services to the following TSX venture exchange listed companies as: (i) chairman of the board and chief executive officer for Fission Energy Inc.; (ii) chief executive officer for Ballyliffin Capital Corp.; (iii) president, chief executive officer and a director for Jalna Minerals Corp.; and (iv) vice chairman for Sernova Corp. Mr. Randhawa is also a member of the Board of Directors of American Exploration Corporation since October 29, 2008.

Mr. Randhawa received his MBA from the University of British Columbia in 1985 subsequent to graduating with High Honors from Trinity Western University with a BA (Business Admin) in 1983.

ITEM 6. EXHIBITS

Exhibits:

  10.1 Option Agreement dated November 17, 2009 between Uranium International Corp. and Trans Atlantic Metals AG. (1)

  10.2 Option Agreement dated October 29, 2009 between Uranium International Corp. and Geoforum Scandinavia AB. (2)

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

(1) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on November 17, 2009.

(2) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 29, 2009.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             URANIUM INTERNATIONAL CORP.

Dated: January 13, 2010

                             By: /s/ MAREK J. KRECZMER
                                 _______________________________________________
                                     Marek J. Kreczmer, President and
                                     Chief Executive Officer


Dated: January 13, 2010

                             By: /s/ WILLIAM D. THOMAS
                                 _______________________________________________
                                     William D. Thomas, Chief Financial Officer