Form 10-K
period 2010-02-28
URANIUM INTERNATIONAL CORP.
filed 2010-06-16
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Year Ended February 28, 2010

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission file number 000-52660

URANIUM INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation of organization)	20-1769847 (I.R.S. Employer Identification No.)

15710 W. Colfax Avenue, Suite 201, Golden, Colorado 80401
(Address of Principal Executive Offices)

(303) 235-8099
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ]  Yes          [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
[  ]  Yes          [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.      [  ] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Non-accelerated filer [ ] (do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The aggregate market value of the registrant's stock held by non-affiliates of the registrant as of August 31, 2009, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.40 per share) on that date, was approximately $17,115,000.

The registrant had 68,637,500 shares of common stock outstanding as of June 14, 2010.

__________

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;

  business plans; and

  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

  our need for additional financing;

  our exploration activities may not result in commercially exploitable quantities of ore on our mineral properties;

  the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions;

  our limited operating history;

  our history of operating losses;

  the potential for environmental damage;

  our lack of insurance coverage;

  the competitive environment in which we operate;

  the level of government regulation, including environmental regulation;

  changes in governmental regulation and administrative practices;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Uranium International Corp. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission" or "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Uranium International" and the "Company" mean Uranium International Corp.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

__________

TABLE OF CONTENTS

__________

PART I

ITEM 1.             BUSINESS

Corporate Organization

Our company was incorporated under the laws of the State of Nevada on October 11, 2004 under the name "Ancor Resources Inc." On June 4, 2007, we completed a forward split of our shares of common stock on the basis of five new shares of common stock for each one share of common stock outstanding on that date and increased our authorized share capital from 75,000,000 shares of common stock to 375,000,000 shares of common stock. On the same date, we merged with our wholly-owned subsidiary, Nu-Mex Uranium Corp., to change our name to Nu-Mex Uranium Corp.

Effective February 26, 2008, we merged with our wholly-owned subsidiary, Uranium International Corp., to change our name to Uranium International Corp.

On March 11, 2008, we completed a forward split of our shares of common stock on the basis of one and one half new shares of common stock for each one share of common stock outstanding on that date. Due to an administrative oversight, we did not file a Certificate of Change with the Nevada Secretary of State to simultaneously increase our authorized share capital in the same ratio. On June 8, 2010, we rectified this oversight by filing a Certificate of Change with the Nevada Secretary of State, increasing our authorized share capital from 375,000,000 shares of common stock to 562,500,000 shares of common stock.

On May 17, 2010, we filed Articles of Merger with the Nevada Secretary of State in order to merge with our wholly-owned subsidiary, Mercer Gold Corporation, and to change our name to Mercer Gold Corporation. This name change was effected on the OTC Bulletin Board on June 9, 2010, and the name change will become effective under Nevada corporate law on June 17, 2010. We are changing our name to "Mercer Gold Corporation" in furtherance of our entry into an option agreement with Mercer Gold Corporation, a private company, pursuant to which we have the option to acquire an interest in certain gold prospect mineral property concession interests located in Colombia (known as the "Guayabales Property"), as described below.

Our principal offices are located at 15710 W. Colfax Avenue, Suite 201, Golden, Colorado, U.S.A., 80401, and our telephone number is (303) 235-8099.

General

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our property interests. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined with respect to any of our mineral property interests.

At the present time, our primary property of interest is the Guayabales Property, Colombia, as described below, although we also have mineral property interests in Sweden.

Mineral Properties - Guayabales Property, Colombia

Mineral Assets Option Agreement

On April 13, 2010, we entered into a definitive Mineral Assets Option Agreement (the "Definitive Option Agreement") with Mercer Gold Corporation, a private mining company ("MGC"), pursuant to which MGC formally granted to us an exclusive option (the "Option") to acquire all of MGC's current underlying option interests under a certain "Option Agreement", dated for reference March 4, 2010 (the "Underlying Option Agreement"), as entered into between MGC and Comunidad Minera Guayabales (the "Underlying Property Owner" or "CMG"), pursuant to which MGC acquired from the Underlying Property Owner an option (the "Underlying Option") to acquire a 100% legal, beneficial and registerable interest in and to certain mineral property concession interests which are held by way of license and which are located in the municipality of Marmato, Colombia, and which are better known and described as the "Guayabales" property (collectively, the "Guayabales Property"). The Definitive Option Agreement replaces an underlying letter of intent by and between and MGC and us, dated April 3, 2010.

The Definitive Option Agreement provides that, in order to exercise our Option, we are obligated to:

(a)        pay to MGC $200,000 immediately upon the execution of the Definitive Option Agreement (the "Effective Date") (paid on April 14, 2010);

(b)         issue to MGC, both prior to and after the due and complete exercise of the Option, an aggregate of up to 20,000,000 restricted common shares in the share capital of the Company as follows:

(i)        an initial issuance of 10,000,000 shares within two business days of the Effective Date; and which initial share issuance has now been made; and

(ii)       a final issuance of 10,000,000 shares within five business days of the our prior receipt of a "technical report" (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects ("NI 43-101")) meeting certain criteria;

(c)         provide funding for or expend minimum cumulative "Expenditures" for "Exploration and Development" (as those terms are defined in the Definitive Option Agreement) work on or in connection with any of the mineral interests comprising the Guayabales Property interests of not less than $11,500,000 in the following manner:

(i)         no less than an initial $1,500,000 of the Expenditures shall be expended on the Guayabales Property by December 31, 2010;

(ii)        no less than a further $5,000,000 of the Expenditures shall be expended on the Guayabales Property by December 31, 2011; and

(iii)       no less than a final $5,000,000 of the Expenditures shall be expended on the Guayabales Property by December 31, 2012; and

(d)         pay on MGC's behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Guayabales Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Definitive Option Agreement, which shall not be later than January 31, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement.

Title to Property and Underlying Option Agreement

CMG, a Colombian legal entity, is the rightful owner of the concession contract #LH 0071-17, an exploitation license valid until March 28, 2032, that was registered on March 28, 2008 by INGEOMINAS in the Department of Caldas (registration #HHXB 01). As described above, MGC, a privately-held, Canadian entity registered in British Colombia, entered into an Option Agreement "Underlying Option Agreement" with CMG on March 4, 2010 to acquire a 100% interest in Guayabales. Uranium International Corp. entered into the Definitive Option Agreement with MGC as described above to acquire the 100% interest of Guayabales subject to the terms of the Underlying Option Agreement. No surface agreements are in place; however, CMG represents and warrants reasonable surface access to Guayabales in the Underlying Option Agreement and the Colombian Mining Code guarantees surface access.

In Colombia, all mineral rights are the property of the government of Colombia. Obtaining a mining right does not transfer ownership of the mineral estate, but creates a temporary right to explore and benefit from minerals in exchange for royalty payments so long as the mining title remains in good standing. Under Colombian mining law, foreign individuals and corporations have the same rights as Colombian individuals and corporations, and Colombian governmental regulatory bodies are specifically prohibited from requiring any additional or different requirements than would be required of a Colombian individual or corporation.

Subject to the Definitive Option Agreement as described above, the Company is responsible for all obligations established in the Underlying Option Agreement between MGC and CMG in order to complete the 100% acquisition of the Guayabales Property. These obligations include cash payments; provision for allowing continued Limited Mining Rights as described below; property maintenance; and quarterly reports. More specifically, these include:

1.   Cash Payments: Uranium International Corp. is responsible to make cash payments to CMG, according to the following payment schedule shown in Table B (all figures U.S. dollars). The payment schedule may be accelerated without penalty:

Table B. Payment Schedule to Comunidad Minera Guayabales (CMG)
Payment Schedule	Payment Amount	Status
October 14, 2009	$20,000	Paid
January 14, 2010	$40,000	Paid
April 14, 2010	$40,000	Paid
July 14, 2010	$55,000	Pending
October 14, 2010	$55,000	Pending
January 14, 2011	$65,000	Pending
April 14, 2011	$75,000	Pending
July 14, 2011	$75,000	Pending
October 14, 2011	$85,000	Pending
January 14, 2012	$85,000	Pending
July 14, 2012	$160,000	Pending
January 14, 2013	$160,000	Pending
July 14, 2013	$190,000	Pending
January 14, 2014	$190,000	Pending
July 14, 2014	$230,000	Pending
January 14, 2015	$230,000	Pending
July 14, 2015	$2,245,000	Pending

2.   Limited Mining Rights: Uranium International Corp. provides CMG with Limited Mining Rights, allowing the cooperative group of miners belonging to the entity to continue mining operations on the property. Operations are not to exceed 80 metric tonnes per day, providing that the mining operations are restricted to geographic areas in which mining operations are currently being conducted. Uranium International Corp. has the right to terminate this right to mine, by either completing the cash payment schedule described in Table B above, or by making a onetime cash payment of $600,000.

3.   Property Maintenance: Uranium International Corp. is obligated to maintain the property in good standing, free and clear of all liens, charges and encumbrances.

4.   Property Reports: Uranium International Corp. is obligated to provide CMG with summary operating reports on a 3 month/quarterly schedule.

Technical Report

We have received a technical report (the "Technical Report") in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects ("NI 43-101"), of the Canadian Securities Administrators for the Guayabales Property, which is located in the Department of Caldas, Colombia. The complete Technical Report was filed under our Company's profile on the Canadian Securities Administrators public disclosure website, at www.sedar.com, on May 28, 2010. The Technical Report is authored by Dean D. Turner, C.P.G., a qualified person as defined in NI 43-101.

As required by NI 43-101, the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Guayabales Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured mineral resources, indicated mineral resources and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this annual report or otherwise in the United States.

Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources discussed in the Technical Report will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the reported measured mineral resources, indicated mineral resources or inferred mineral resources referred to in the Technical Report are economically or legally mineable.

The following information regarding the Guayabales Property is derived largely from the Technical Report.

Location and Means of Access to Property

The Guayabales Property consists of 247.85 hectares in the Marmato Mining District of Caldas Department, Colombia. The property is located approximately 80 kilometers south of the city of Medellin (Figure 1), and is centered at approximately 1,162,000E, 1,099,000N, Colombian National Grid, Choco projection, or in geographic coordinates at latitude: 5.48oN and longitude: 75.61oW (Figure 2).

The Guayabales Property is accessible by a combination of paved and all weather gravel roads. From Medellin, Colombia, the property can be accessed by driving approximately 114 kilometers along the paved Pan American Highway, and then 25 kilometers through the mining town of Marmato to the Guayabales Property. The climatic conditions of the region support mining operations year-round.

75°0'0"W
70°0'0"W
10°0'0"N
5°0'0"N
0°0'0"
Venezuela
Medellin
GUAYABALES
Marmato
Caldas
Department
Bogota
COLOMBIA
Cali
Pan American
Highway
Ecuador
Brazil
Peru
N
S
E
W
Kilometers
0 100 200 300
URANIUM INTERNATIONAL CORP.
Guayabales Project
Property Location
Republic of Colombia
May 2010
(After: CMC 1/07)

1160000
1165000
1105000
1100000
1095000
Caramanta
CAUCA RIVER
GUAYABALES
PROJECT
PAN AMERICAN HIGHWAY
Marmato
N
S
E
W
Kilometers
0 0.5 1 1.5
URANIUM INTERNATIONAL CORP.
Guayabales Project
Property Location
Marmato Region
May 2010
(After: CMC 1/07)

Property Geology

The Guayabales Property is located on the eastern margin of the Western Cordillera of the Colombian Andes, and occurs within a regional scale structural zone that hosts the productive Middle Cauca Gold Belt. The mineralization at Guayabales, and the Marmato District in general, is related to the emplacement of porphyry stocks of late Miocene age, and is typical of an epithermal, intermediate sulfidation type gold-silver deposit. Structure is an important control on the gold-silver mineralization, particularly along northwest trending shear zones. The geology of the Guayabales Property is dominated by the sheared and mineralized intrusive contact zone between the Tertiary age Marmato Stock and older Paleozoic age marine sediments present in the vicinity of Guayabales.

The main prospective productive zone on the Guayabales Property, known as the Encanto Zone, ranges from 20 to 40 meters in width, strikes N50o-60oW, and has a sub-vertical dip. Encanto Zone alteration occurs as multi-phase quartz, clay-white mica, and sulfide-rich breccia. Gold and silver mineralization occurs in quartz and sulfides as native gold, auriferous pyrite, argentite, argentiferous galena, and electrum. Existing mine workings demonstrate approximately 500 meters of strike, and geomorphic expressions indicate approximately 1.3 kilometers of cumulative strike extent. Lesser shears and other structures are evident throughout the property and range from N 60o W to east - west in strike with sub-vertical dips.

A strong rectilinear drainage pattern is present on much of the property which suggests drainages are controlled by structures parallel to the Marmato and Echandia structural trends, offset by cross-cutting faults.

The Marmato Stock is an intermediate composition multiple intrusive complex, which ranges from andesite-diorite to dacite-granodiorite (quartz diorite) in composition. The distribution of the individual intrusive phases has not been mapped in detail. All phases of the stock are weakly to strongly porphyryitic, and all appear to be altered and mineralized. Post-mineral dikes ranging from diabase to rhyolite are relatively minor volumetrically and typically unmineralized, but may show some local alteration where they cut mineralized and altered porphyry in the district. These dikes have been interpreted to represent sub-volcanic basal intrusives formed during the waning stages of deposition of the Upper Combia Formation volcaniclastics.

The granodiorite porphyry contains phenocrysts of bipyramidal quartz to 5 mm, plagioclase, hornblende and biotite in a fine grained groundmass. The quartz diorite porphyry is darker gray with abundant phenocrysts of coarse white plagioclase to 2 cm, minor fine phenocrysts of quartz, hornblende and biotite, with accessory magnetite.

Locally, east - west striking structures are important controls for mineralization and form high grade chutes at intersections with the main trends. Most structures in the district are very steep to sub vertical. Individual structures and veins range from a few millimeters to more than one meter and locally coalesce to form wider stockwork zones. The larger structures along both trends have been mined extensively and have demonstrated excellent continuity.

Mineralization

The Guayabales Property covers an extensive zone of mineralization and alteration at the projected northwest extension of the Marmato and Echandia structural trends. Mineralization occurs in sheared and mineralized intrusive rocks of the Marmato Stock, older Paleozoic sediments, meta-sediments, and the contact zone between the stock and sedimentary rocks.

Multiple mineralized shears are exposed in the accessible mine workings and in road cuts on the Guayabales Property. The main prospective productive zone on the property, known as the Encanto Zone, is exposed and developed in the underground workings. This mineralized zone is sympathetic to the major mineralized fault zones along strike to the southeast at Marmato and Echandia. Other mineralized structures and shears range from a few millimeters to several meters in width, are sub-vertical, and strike from east-west to N40oW.

The Encanto Zone consists of multi-phase quartz, clay-white mica, and sulfide-rich breccia. Gold and silver mineralization occurs in quartz and sulfides as native gold, auriferous pyrite, argentite, argentiferous galena, and electrum. Limited mineralogic work has been done at Guayabales; however, a qualitative review of multi-element geochemical results shows that zinc and arsenic are closely associated with gold and silver, and that copper, lead, antimony, cadmium, and bismuth are more loosely affiliated with gold and silver mineralization.

The mineralization at Guayabales is typical of an epithermal, intermediate sulfidation type gold-silver-base metal deposit associated with a porphyry system. The intermediate sulfidation-type epithermal mineralization is superimposed, or in other words, paragenetically later than the porphyry-style mineralization. Secondary targets related to earlier precursor porphyry-style mineralization may have the potential to develop significant gold-copper-molybdenum mineralization. These types of deposits often have high exploration potential for surface and underground resources amenable to bulk mining techniques.

History of Previous Operations

CMG has conducted underground exploration and development activities since 1995. They have developed and prospected a total of sixteen underground workings, with low rates of production by artisanal miners.

Two foreign companies are known to have conducted exploration programs on the property: a) Colombia Gold ("CG") from 2005-2006, and b) Colombian Mines Corporation ("CMC") from 2006-2009. CG and CMC principally focused their geologic mapping and geochemical sampling programs on Encanto Zone mines and associated underground workings that are encompassed within a 500 meter by 500 meter area. Significant mineralization was also sampled in the underground workings of the Encanto Zone hanging and footwalls. Taken together, the CMC and CG mine area sampling delineated a west-northwest trending, gold-silver mineralized corridor centered along the Encanto Zone, with dimensions of 650 meters northwest-southeast by 350 meters northeast-southwest. Much of this mineralized corridor has not been explored.

CMC's Encanto Zone exploration work culminated in a 17 hole diamond drill program in 2008. The holes were located along 450 meters of projected Encanto Zone strike length, and had orientations that yielded approximate true thickness intercepts. The drill program yielded: a) five holes that successfully intersected the main Encanto Zone across its entire width, b) four holes that initiated penetration of the main zone, but were lost before completion, c) three holes that intersected anomalous gold-silver mineralization along trend to the northwest and southeast, and d) intercepts from a number of drill holes in the hanging and footwall of the gold zone. The CMC core drilling program successfully extended the Encanto Zone's strike length to 500 meters, and down dip extent to 200 meters. The zone remains open along strike and to depth, with additional exploration potential within in-parallel mineralized zones in the hanging and footwall rocks.

In addition to the Encanto Zone exploration, CMC also collected 163 chip channel samples along an access road leading to the underground mining area. The road generally trends perpendicular to the west-northwest structural trend projecting onto the Guayabales property from Marmato-Echandia. CMC's sampling discovered a broad, 600 meter wide zone of fracturing, quartz veining, anomalous copper-lead geochemistry, and gold mineralization. Taken together, CMC's underground and road cut sampling define a 1,100 meter wide corridor of significant to anomalous gold mineralization that is on trend with Marmato-Echandia, and has the potential to host a bulk tonnage, near surface, oxide gold resource.

Small scale production continues on the property by CMG. CMG is producing approximately 30 to 50 metric tonnes per week from multiple small adits. Ore is processed in up to 15 separate mills operating at from 1 to 14 metric tonnes per week. Of the ore processed on the property, gold-silver recovery is achieved by milling, gravity concentration and cyanidization. No mercury is used on the Guayabales Property. The late-stage fracture-controlled nature of the precious metals mineralization in the form of electrum and native gold may be a primary reason for the good recovery rates from unoxidized ores.

Infrastructure

The Marmato region has an extensive mining history, and as such, provides a skilled work force from the surrounding communities for exploration and mining labor requirements. Water is abundant from either surface or underground sources. Three high tension power lines (230 kV each) belonging to the Colombian national power grid are located between Marmato and the Cauca River valley to the east. A 132 kV substation is located at Marmato, which supplies power to the community and surrounding area, including Guayabales.

Company's Proposed Exploration Program

Uranium International Corp. initiated field based exploration assessment of the Guayabales Property in May 2010. In addition, in May 2010 Uranium International Corp. purchased a property-wide digital exploration database that includes results from work programs conducted by Colombia Gold and Colombian Mines Corporation.

There are no estimates of mineral resources or mineral reserves on the Guayabales Property at this time; however, the author of the Technical Report concluded that Guayabales is a property of merit, with multiple upside target types justifying exploration follow-up, and recommended two phases of exploration over a 12 month period, as described below.

The first phase of the recommended exploration program, which the Company intends to follow in calendar year 2010, is budgeted at $507,475, including land payments until the end of 2010. Phase I will consist of surface and underground mapping and sampling programs to follow-up on CMC's work. This new work should be conducted simultaneously with a regional aeromagnetic survey of the Guayabales and surrounding areas. A systematic soil sampling program to evaluate the recently recognized road cut gold zones north of the Encanto mine area is a priority. Encouraging results from the soil survey should be followed by trenching and bedrock channel sampling, and with further continued encouragement, drilling. As the program progresses, additional mineralized zones might be tested with trenching and sampling to produce the next generation of targets. Other recommended work includes check sampling of previous CMC drill pulp assays, including screen fire assays of high grade samples, as well as confirmation of drill hole collar locations. The following table sets forth a breakdown of the specific items and costs included in the proposed Phase I program:
Guayabales Phase I Program
Item	Description	Cost (US$)
Data Purchase and Compilation	Acquisition of CMC & other digital data	30,000
Camp Costs	Housing technical crew and vehicle	8,000
Local Labor	2-4 people for 80 days	5,000
Trenching for Assays and Geology	Map, sample, assay @ $10/m	5,000
Drill Core Check Analysis	200 samples @ $50/each	10,000
Rock Sampling	Outcrop samples	5,000
Other Sampling	Soil and stream sediments	75,000
Mapping	Map surface & underground exposures	15,000
Drafting and Modeling	In Colombia and North American offices	25,000
Ground Magnetics	Orientation Survey	20,000
Airborne Magnetics	Regional airmag survey - 375 line km	80,000
Travel	In Colombia; limited travel from the US	25,000
Property Payments	Next 2 payments	110,000
Legal	In Colombia and Canada	10,000
Labor	Geologist and assistants	50,000
Contingency 7.5%		34,475
Total		$507,475

If Phase I is successful in developing drill targets, then the Company may proceed to a Phase II program, budgeted at US$994,450, later in 2010 and early 2011. This next phase of exploration work will be focused on drilling, but also includes increased district and property-wide exploration, metallurgical testing, and follow-up mapping and sampling work. The following table sets forth a breakdown of the specific items and costs included in the proposed Phase II program:

Guayabales Phase II Program
Item	Description	Cost (US$)
Core Drilling (Surface/Underground)	2500 meters @ $135/m	337,500
Rig Mobilization & Survey	(potentially less with Uranium International Corp. equipment)	10,000
Pad and Road Building	1 road plus culverts	15,000
Drill Core Analysis	2000 samples @ $50/each	100,000
Camp Costs	Housing technical crew and vehicle	30,000
Local Labor	Up to 20 people, but 8 person average for 8 months	20,000
Metallurgical Studies	Prelim met testing	55,000
Drafting, GIS and Modeling	In Colombia and North American offices	25,000
Travel	Colombia; limited travel from the US	25,000
Property Payments CMG	Through May of 2011	140,000
Property Payment - Government	Estimated 247.85 @ $9/ha	2,250
Legal	In Colombia and Canada	25,000
Other Sampling	200 samples @$50/each	10,000
Labor	Geologist and assistants	130,000
Contingency 5%		69,700
Total		$994,450

Additional Current Mineral Property Interests

As indicated above, our current primary focus of interest is the Guayabales Property in Colombia. However, we maintain current interests in certain mineral property interests, as described below.

Geoforum Properties - Sweden

Effective on December 9, 2008, we entered into a letter option agreement with Geoforum Scandinavia AB ("Geoforum") for the exclusive option (the "Geoforum Option") to acquire a 100% undivided interest in four mineral properties in Sweden (the Laisback Property, the Pustaberget Property, the Langtrask Property and the Ravergerget Property, collectively, the "Geoforum Properties"), subject to a 3% net smelter royalty. In furtherance of the terms and provisions of this letter option agreement, we were required to make a payment of $25,000 to Geoforum before the earlier of the expiration of the due diligence period or February 28, 2009, which date was extended to May 31, 2009 pursuant to the verbal agreement of the parties (we paid this amount on March 6, 2009). On October 29, 2009, we entered into a formal option agreement with Geoforum regarding this matter (the "Definitive Geoforum Agreement").

Under the terms of the Definitive Geoforum Agreement, in order to exercise the Geoforum Option, we must:

(a)         pay $25,000 at the date of execution of the Definitive Geoforum Agreement (paid on November 5, 2009);

(b)         pay $25,000 upon the first twelve month anniversary of the October 29, 2009 effective date (the "Anniversary Date"), and upon each and every Anniversary Date thereafter until either the Geoforum Option is exercised and we acquire a 100% undivided interest in the Geoforum Properties or the Geoforum Option is terminated;

(c)        issue 50,000 shares of our restricted common stock to Geoforum upon the first Anniversary Date; and

(d)         issue of 50,000 shares of our restricted common stock to Geoforum upon the second Anniversary Date; and

(e)        incur exploration expenses of $3.7 million over a seven year period from the Effective Date as follows:

(i)         $300,000 after the Effective Date and prior to the first Anniversary Date;

(ii)        $400,000 between the first and second Anniversary Dates, and

(iii)       $3,000,000 between the third and seventh Anniversary Dates.

We have the option to extend the period in which to incur the work expenditures from seven to nine years by paying Geoforum an additional $100,000.

Trans Atlantic Properties - Sweden

Effective on January 15, 2009, we entered into a letter option agreement (the "Trans Atlantic Option") with Trans Atlantic Metals AG ("Trans Atlantic") and its wholly owned subsidiary, T.A. Metal, Sweden AG, for exclusive options to acquire up to an 80% undivided interest (an initial 51% interest and a follow-on additional 29% interest) in four mineral properties in Sweden, subject to a 3% net smelter royalty. Geoforum is the sole legal and beneficial owner of a 100% undivided interest in and to four properties in Sweden (the Bjorklund Property, the Labbas Property, the Marrviken Property, and the Staverberget Property, collectively, the "Trans Atlantic Properties"). Geoforum Scandinavia AB ("Geoforum") is the sole legal and beneficial owner of a 100% undivided interest in and to these properties, but Geoforum had previously granted to Trans Atlantic an exclusive option to acquire a 100% interest in the Trans Atlantic Properties pursuant to an option agreement dated August 16, 2006 (the "Geoforum - Trans Atlantic Option Agreement"). In furtherance of the terms and provisions of this letter option agreement, we were required to make a payment of $25,000 to Trans Atlantic before the earlier of the expiration of the due diligence period or February 28, 2009, which date was extended to May 31, 2009 pursuant to the verbal agreement of the parties (we paid this amount on March 2, 2009). On November 17, 2009, we entered into a formal option agreement with Trans Atlantic regarding this matter (the "Definitive Trans Atlantic Agreement").

Therefore, in accordance with the terms and provisions of the Definitive Trans Atlantic Agreement, in order to exercise the first option for a 51% interest, we must:

(a)         pay to Trans Atlantic $25,000 at the date of execution of the Definitive Trans Atlantic Agreement (paid on November 23, 2009);

(b)         pay to Trans Atlantic an additional $25,000 on or before one year from the date of execution of the Definitive Trans Atlantic Agreement (the "Anniversary Date"), and upon each and every Anniversary Date thereafter until either the Option is exercised and the Company acquires an eighty percent (80%) interest in the Trans Atlantic Properties or the Definitive Trans Atlantic Agreement is terminated;

(c)         issue to Trans Atlantic an aggregate 100,000 shares of the Company's restricted common stock, of which 50,000 shares will be issued on or before the first Anniversary Date and an additional 50,000 shares will be issued on or before the second Anniversary Date; and

(d)         incur a total of $700,000 in expenditures on the Trans Atlantic Properties, of which $300,000 in expenditures must be made prior to the first Anniversary Date and an additional $400,000 in expenditures must be made prior to the second Anniversary Date.

Following our exercise of the 51% option, in order to exercise the second option for an additional 29% interest, we must incur an additional $3,000,000 in expenditures on the Trans Atlantic Properties prior to the seventh Anniversary Date.

Lastly, in the event the Company exercises the initial 51% option, the Company shall have a period of 120 days following the second Anniversary Date to notify Trans Atlantic that the Company elects to establish a joint venture with Trans Atlantic (the "Notice of Election"). A failure to timely elect will be deemed to be a decision by the Company of its intention to exercise the additional 29% option.

Upon exercise of the Notice of Election, a joint venture will be deemed to have automatically formed for the future exploration and development of the Trans Atlantic Properties and the Company and Trans Atlantic shall in good faith enter into a formal joint venture agreement.

Mineral Property Interests No Longer in Effect

CPM Properties - Sweden

Effective on April 23, 2009, we entered into a letter agreement with Continental Precious Minerals Inc. ("CPM") to purchase a total of thirteen exploration licenses covering eight uranium deposits held by CPM in Sweden. We had until August 30, 2009 to conduct our due diligence.

In accordance with the terms and provisions of the letter agreement, we made an initial cash payment of $25,000 to CPM on April 24, 2009.

Subject to the completion of due diligence to our satisfaction, the letter agreement contemplated an initial closing on August 31, 2009, at which time we would:

(a)         make a further cash payment to CPM of $7,500,000;

(b)         issue to CPM 6,000,000 shares of our restricted common stock; and

(c)         issue to CPM warrants exercisable to purchase up to 1,000,000 shares of our restricted common stock at the conversion price of $1.00 per share exercisable for a period of two years from the date of issuance.

On August 31, 2009, we announced that the contemplated purchase of the exploration licenses held by CPM would not go ahead.

Nose Rock Property / Dalton Pass Property, New Mexico

Effective June 18, 2007, our Board of Directors authorized the execution of a letter of intent with Strathmore Resources (US) Inc. ("Strathmore"). The letter of intent established the basic terms upon which we would be prepared to enter into an option and joint venture with Strathmore to explore and, if warranted, develop Strathmore's Nose Rock properties located northeast of Crown Point within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres (collectively, the "Nose Rock Property") and Strathmore's Dalton Pass properties between the Church Rock and Crown Point, also located in New Mexico (collectively, the "Dalton Pass Property"). Our Board of Directors approved the execution of an option and joint venture agreement dated September 14, 2007 (the "Nose Rock Option and Joint Venture Agreement") with Strathmore. Our Board of Directors also approved the execution of an option and joint venture agreement dated October 5, 2007 (the "Dalton Pass Option and Joint Venture Agreement") with Strathmore.

Pursuant to the terms of the Nose Rock Option and Joint Venture Agreement, Strathmore granted to us the sole and exclusive right to acquire up to a 65% interest in the Nose Rock Property in consideration of:

(a)         our payment of $250,000 to Strathmore on September 14, 2007 (the "Effective Date");

(b)         our issuance of 7,500,000 shares of our restricted common stock to Strathmore on the Effective Date; and

(c)        our incurrence of a minimum of $44,500,000 in work commitment expenditures on the Nose Rock Property over the course of a seven-year period.

Pursuant to the terms and provisions of the Dalton Pass Option and Joint Venture Agreement, Strathmore granted us the sole and exclusive right and option to acquire up to a 65% interest in the Dalton Pass Property in consideration of:

(a)         our payment of $250,000 to Strathmore (paid July 16, 2007); and

(b)        our incurrence of a total of $16,750,000 in work commitment expenditures on the Dalton Pass Property and making additional payments of $1,000,000 in cash or stock to Strathmore over a six-year period.

Effective November 18, 2008, we entered into a termination agreement with Strathmore pursuant to which the parties agreed that the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement were both terminated. Pursuant to the terms of termination agreement, Strathmore was required to return to our treasury for cancellation 7,500,000 shares of our common stock previously issued to Strathmore. The shares were returned to treasury and cancelled on May 28, 2010. Upon completion of the termination agreement, all obligations of Strathmore and our Company pertaining to the Nose Rock Option and Joint Venture Agreement and the Dalton Pass Option and Joint Venture Agreement were terminated.

Competition

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking mineral exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime mineral exploration prospects and then exploit such prospects. Competition for the acquisition of mineral exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable exploration properties will be available for acquisition and development.

Applicable Laws and Regulations

Colombian Laws and Regulations

As indicated above, our primary property of interest is the Guayabales Property in Colombia. As such, we will be subject to applicable Colombian laws and regulations.

Colombian Mining Code-General Discussion

Mineral property rights are governed by the Colombian Mining Code, which has been subject to various changes and amendments. The oldest version applicable is Law 20 promulgated in 1969. Law 20 was superseded by decree 2655 in 1988 (the "1988 Decree"), which in turn was amended by Law 685 in 2001 (the "2001 Law"). A recent development is the amendment of the 2001 Law by Law 1382, enacted February 9, 2010. Under Colombian mining law, the holder of surface or subsurface minerals, whether operating on government or private property, is subject to the legal requirements established under the 1988 Decree, the 2001 Law, and the new (February 2010) Law 1382.

The following discussion of applicable Colombian mining laws is subject to any amendments thereto which may be effected based upon Law 1382. The Company has been advised that the new law excludes mining and exploration activity from the Pàramo ecosystem, which occurs above 3,200 meters elevation. The Guayabales Property occurs within an elevation range of 1620 to 2240 meters elevation. The Company has reviewed the Law 1382 and has determined that there is no impact on the Guayabales Property or the Company's planned exploration program.

Under the 2001 Law, there is a single type of mineral tenure, a Concession Contract covering exploration, construction and exploitation. The initial duration of a Concession Contract is 30 years, but may be extended for up to 30 additional years. A Concession Contract has three distinct phases: exploration, construction, and exploitation.

The exploration phase lasts for the first three years of the Concession Contract, but may be extended for a term of up to two years. During this phase, the holder has the right to carry out within the given area, the studies necessary to establish the existence of the minerals. These studies should include a determination of the existence, location, geometry, and economic viability of the mineral deposit. In order to proceed to the construction phase, 30 days prior to the completion of the exploration phase, the Concession Contract holder must submit a building and works plan - Plan de Trabajas y Obras (a "PTO") to the mining authority for approval and concurrently submit an environmental impact study - Estudio de Impacto Ambiental (an "EIA") to the environmental authority.

The EIA provides the technical support parameters to obtain an environmental license. Depending on the commodity being produced and the level of production, this study must be submitted to the Ministry of the Environment or to environmental authority of the jurisdiction in which the mining project is located (i.e. the Regional Autonomous Corporations). The environmental license grants the necessary environmental permits, including concessions and authorizations, to make use of and profit from renewable natural resources necessary to move the project forward including resources such as water and timber. The construction and exploitation stage cannot begin until the environmental license is obtained.

The construction phase lasts for three years, commencing on acceptance of the PTO, and may be extended for an additional year. During this phase, the holder has the right to prepare the mining area and install the services, equipment, and fixed machinery necessary to start and carry out the extraction, storage, transportation and beneficiation of the minerals.

During the exploitation phase, the holder has the right to carry out within the given area the exploitation of minerals according to the principles, rules and criteria of accepted geology and mining engineering. The Company is obligated to comply with all legal, technical, operative and environmental rules set forth in the mining code, with all buildings, facilities and mining assemblies designed and installed according to the approved PTO. The exploitation phase lasts for the remaining duration of the Concession Contract.

Environmental Obligations

Exploration on a mineral tenure which exceeds prospecting, mapping and sampling, requires the submittal and approval of an Environmental Management Plan - Plan of Management Environmental ("PMA") which must include:

(a)        the work to be done (i.e., the number of drill holes, location, direction, depth, etc);

(b)        the proposed points of diversion for water so appropriate water permits can be issued;

(c)        the location and number of settling ponds to prevent turbidity in the streams by drilling fluids; and

(d)        the location of fuel and oil storage areas, away from streams and creeks.

The preparation and filing of the PMA is normally the responsibility of the drill contractor, and is typically approved in 15 to 30 days, up to a maximum of 90 days. There is no bond requirement for exploration PMA's, and no site reclamation is required. While PMA's do not require any authorization or environmental permits, any such work carried out in areas designated as natural reserves according to Article 34 of the Code are to be governed by those rules and restrictions.

As discussed above, an EIA must be submitted before an environmental license will be issued. The EIA has to demonstrate the PTO's environmental feasibility. Without approval of this study and the issuance of the corresponding Environmental License, mining and exploitation cannot commence.

Chapter 20 of the Mining Code under the 2001 Law deals with the issuance of the required environmental licenses for mining titles. Once an EIA has been submitted, the law provides that the issuance of the required environmental licenses can only be refused when:

(a)        the EIA does not comply with the requirement in Article 204 of the Code and specifically those foreseen in the terms of reference and/or guides, established by the competent environmental authority;

(b)        the EIA has errors or omissions that cannot be corrected by the applicant and that are required components of such study;

(c)        the level of prevention, mitigation, correction, compensation and substitution for the negative impacts of the mining project prescribed in the EIA do not comply with the substantial elements established for such effects in the guidelines; or

(d)        the omissions, errors or deficiencies of the EIA, and of the proposed measures referred to in the previous subsections, affect the total mining project.

The 2001 Law also requires a Concession Contract holder to obtain an Environmental Mining Insurance Policy. During the exploration stage, the insured value under the policy must be 5% of the value of the planned annual exploration expenditures and during the construction phase the insured value under the policy must be 5% of the planned investment for assembly and construction under the PTO. During the exploitation phase the insured value under the policy must be 10% of the product of the estimated annual production multiplied by the mine mouth price of the minerals being produced, as fixed annually by the Colombian government. For licenses or agreements to be maintained under decree 2655 (the 1988 Decree), the holder has to obtain an insurance policy and the insured value must be 10% of the estimated production for the first two years as established by the PTI. Further, the policy must be maintained during the entire term of the license or agreement.

Surface Rights And Surface Tenure

Colombian law specifically provides that the owner of a Concession Contract, exploration license or exploitation license is entitled to use so much of the surface as is necessary to carry out the activities under the given license or contract. Under normal conditions, this requires little more than speaking with the surface owner, obtaining permission and paying a reasonable fair market price for the area actually used. Colombian law grants exclusive temporary possession of mineral deposits and provides mandatory easements to ensure efficient exploration and exploitation of legal mining titles and further provides authority to impose appropriate easements as necessary both within and external to the limits of the mining title. The holder of a mining title must agree with the surface owner or other party against which such easement is enforceable, including other mining title holders, upon the time, and appropriate remuneration for the use and occupancy. Colombian law provides that the remuneration payable to the surface owner is to be based on the reasonable fair market value of the land and is not to include any value attributable to the development of the "mineral wealth", and that it should only be for so much of the surface as is actually affected, consumed or occupied by the exploration or mining activity. Should the use of the surface affect the value of areas not subject to the easement, this loss of value will also be taken into account when fixing the remuneration payable to the land owners.

Furthermore, since the mining industry is an activity of public interest, it is also possible for the concessionaire to request the competent mining authority for the expropriation of the lands necessary for mining activities. The acquisition of land through expropriation is also subject to prior indemnification to the owner(s).

Taxes And Royalty Obligations

In Colombia, production of gold and silver is subject to a royalty payable to the state equal to 4% of the gross value of the minerals calculated at the mine mouth for gold, subject to certain deductions and adjustments. CMG has represented and warranted in the Underlying Option Agreement on March 4, 2010 that they are obligated to pay all associated royalty payments related to their current exploitation. The Company is not liable for any of the royalty payments related to the current exploitation.

The value per gram of gold and silver at mine mouth for the estimation of royalties will be eighty per cent (80%) of the average international price for the previous month, as published in the London Metal Exchange.

Under the 2001 Law, Colombian staff of a mining company, as a whole, should receive not less than seventy percent (70%) of the total payroll of qualified or of skilled personnel in upper management or senior level staff, and no less than eighty percent (80%) of the value of total payroll of the subordinates. Upon prior authorization, relief may be granted by the Ministry of Labour for a specified time to allow specialized training for Colombian personnel.

Other Applicable Laws and Regulations

In addition to the Guayabales Property in Colombia, we have certain mineral property interest in Sweden as described above. If we determine to advance our interests on these properties, we will be subject to Swedish laws and regulations, and we will take such actions as necessary to ensure compliance therewith, including obtaining any necessary permits and complying with environmental and other applicable laws and regulations.

Research and Development Activities

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

Employees

Other than our executive officers, our Chief Geologist (not an executive officer position) and our in-country manager for our operations in Colombia (not an executive officer position), we do not employ any persons on a full-time or on a part-time basis. Rahim Jivraj is our President and Chief Executive Officer, and William Thomas is our Chief Financial Officer and Treasurer. These individuals are primarily responsible for all of our day-to-day operations. Keith Laskowski is our Chief Geologist. We appointed James Stonehouse as in-country manager for our operations in Colombia on June 14, 2010. Other services are provided by outsourcing and consultant and special purpose contracts.

ITEM 1A.          RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our mineral properties.

We will need to raise additional financing to complete further exploration of our mineral properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of our mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in our mineral properties to be earned by another party or parties carrying out further exploration thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our mineral properties.

As our mineral properties do not contain any reserves or any known body of economic mineralization, we may not discover commercially exploitable quantities of ore on our mineral properties that would enable us to enter into commercial production, achieve revenues and recover the money we spends on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration programs that we carry out will establish reserves. All of our mineral properties are in the exploration stage as opposed to the development stage and have no known body of economic mineralization. The known mineralization at these projects has not yet been determined to be economic ore, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable orebody exists on any of our mineral properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of ore. Any determination that our properties contain commercially recoverable quantities of ore may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

Our exploration activities on our mineral properties may not be successful, which could lead us to abandon our plans to develop such properties and our investments in exploration.

We are an exploration stage company and have not as yet established any reserves on our properties. Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

  identification of potential mineral mineralization based on superficial analysis;

  availability of government-granted exploration permits;

  the quality of management and geological and technical expertise; and

  the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be established or determined to be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of ore on our mineral properties.

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

We have a history of operating losses, expect to continue to incur losses, are considered to be in the exploration stage, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling $25,106,105 from October 11, 2004 (inception) to February 28, 2010. We incurred net losses totaling $1,264,929 in the year ended February 28, 2010 and $8,685,803 in the year ended February 28, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Our participation in of mineral exploration prospects has required and will continue to require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically discover mineral prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

We will require additional funding in the future.

In addition to our current capital requirements, based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. Our current plans require us to make capital expenditures for the exploration of our minerals exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including the market prices of relevant minerals. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

As part of our growth strategy, we may acquire additional mineral exploration properties.

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, such properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods, which may cause the forfeiture of the lease or other interest in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

The mineral exploration industry is highly competitive and there is no assurance that we will be successful in acquiring any additional property interests which we may seek.

The mineral exploration industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce minerals, but also market various minerals and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to explore them in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects.

We are a new entrant into the mineral exploration industry without profitable operating history.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and acquiring and exploring a very limited number of properties. As a result, there is limited information upon which to base our future success.

The business of minerals exploration is subject to many risks and uncertainties, including those described in this section, and if minerals found in economic quantities, the profitability of future mining ventures depends upon factors beyond our control. The profitability of mining mineral properties if economic quantities of minerals are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

The risks associated with exploration and, if applicable, mining could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved mineral reserves. We are in the process of applying for property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of minerals and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Mining operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations.

If economic quantities of minerals are found on any of our mineral property interests by us in sufficient quantities to warrant mining operations, such mining operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mining operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Mineral exploration and development and mining activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

Mineral exploration and development and future potential mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

Costs associated with environmental liabilities and compliance are expected to increase with the increasing scale and scope of operations and we expect these costs may increase in the future.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

Any change in government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in any applicable jurisdiction may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We may be unable to retain key employees or consultants or recruit additional qualified personnel.

Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Rahim Jivraj, our President, Chief Executive Officer and a director, and William Thomas, our Chief Financial Officer and a director. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to resign or otherwise cease serving as officers of our company. The loss of service of any of these officers could therefore significantly and adversely affect our operations.

Our officers and directors may be subject to conflicts of interest.

Some of our officers and directors serve only part time and may be subject to conflicts of interest. Each may devote part of his working time to other business endeavors, including consulting relationships with other corporate entities, and may have responsibilities to these other entities. Such conflicts may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, some of our officers and directors may be subject to conflicts of interest.

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

Risks Related to Our Common Stock

The trading price of our common stock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock commenced trading on the OTC Bulletin Board on November 7, 2006 and the trading price has fluctuated. In addition to volatility associated with securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation, as amended, authorize the issuance of 562,500,000 shares of common stock.

The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

Our common stock is classified as a "penny stock" under SEC rules which limits the market for our common stock.

Because the market price of the common stock has fluctuated and may trade at times at less than $5 per share, the common stock may be classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

We lease our principal office space located at 15710 W. Colfax Avenue, Suite 201, Golden, Colorado 80401. This office space is for the conduct of our business operations and costs us approximately $500 monthly. The office and services related thereto may be cancelled at any time with a thirty day notice. The mineral properties in which we have an interest are described above under "Item 1. Business".

ITEM 3.             LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

ITEM 4.              (REMOVED AND RESERVED)

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Shares of our common stock have been quoted on the OTC Bulletin Board since November 7, 2006. From November 7, 2006 to June 5, 2007 shares of our common stock were quoted on the OTC Bulletin Board under the symbol "ANCR", from June 6, 2007 to March 10, 2008 under the symbol "NUMX", from March 11, 2008 to June 8, 2010 under the symbol "URNI", and from June 9, 2010 to date under the symbol "MRGP". Our symbol was changed to "MRGP" effective June 9, 2010 in connection with our name change to "Mercer Gold Corporation", which will become effective under Nevada corporate law on June 17, 2010.

The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on the OTC Bulletin Board on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

OTC Bulletin Board
Quarter Ended	High	Low
February 28, 2010	$0.75	$0.15
November 30, 2009	$0.40	$0.20
August 31, 2009	$0.75	$0.40
May 31, 2009	$1.00	$0.33
February 28, 2009	$1.75	$0.37
November 30, 2008	$1.75	$0.52
August 31, 2008	$3.25	$2.50
May 31, 2008	$3.70	$1.75

The last reported sales price for our shares on the OTC Bulletin Board on June 14, 2010 was $0.60 per share. As of June 14, 2010, we had 42 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

As at our year ended February 28, 2010, we had two equity compensation plans, our 2008 Stock Incentive Plan (the "2008 Plan") and our 2009 Stock Incentive Plan (the "2009 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of February 28, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-
Equity Compensation Plans Not Approved by Security Holders 2008 & 2009 Stock Incentive Plans	2,750,000	$0.50	5,750,000

Subsequent to our year ended February 28, 2010, on April 5, 2010, our Board of Directors authorized and approved the adoption of our 2010 Stock Incentive Plan (the "2010 Plan"), which superseded and replaced our 2008 Plan and 2009 Plan, except that any awards previously granted under our 2008 Plan and 2009 Plan that remained outstanding at the time of the approval of our 2010 Plan were brought forward and are now covered by the terms and conditions of the 2010 Plan. Pursuant to the 2010 Plan, the maximum number of shares which may be issued pursuant to all awards under the 2010 Plan is 10,000,000.

The purpose of the 2010 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2010 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2010 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue restricted shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2010 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant's continuous service only to the extent provided by the administrator under the 2010 Plan. If the administrator under the 2010 Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant's service has been terminated for "cause", he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2010 Plan is not complete and is qualified in its entirety by reference to the 2010 Plan, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K.

On April 5, 2010, the Board of Directors approved the granting of 4,250,000 stock options under the 2010 Plan.

Recent Sales of Unregistered Securities

The Company did not sell any unregistered securities during its fiscal year ended February 28, 2010. Subsequent to its year ended February 28, 2010, the Company made the following sales of unregistered securities, all of which have been previously reported by the Company in Current Report on Form 8-K filings with the SEC:

Unit Private Placement

Effective after the close of business on April 14, 2010, the Company completed a non-brokered private placement financing (the "Financing") involving the sale of an aggregate of 4,100,000 units of the Company (each a "Unit") to three subscribers at a subscription price of $0.50 per Unit, for gross proceeds of $2,050,000.

Each Unit is comprised of one common share (each a "Unit Share") and one-half of one non-transferable common stock purchase warrant (each a "Warrant") of the Company, with each such whole Warrant being exercisable for one additional common share of the Company (each a "Warrant Share") at an exercise price of $1.00 per Warrant Share for a period of one year from closing.

The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended (the "Securities Act"), provided by Regulation S and Rule 506 of Regulation D thereunder in connection with the issuance of these Units, based on representations and warranties made by the purchasers of the Units in their respective subscription agreements.

Issuance of Shares to Mercer Gold Corporation

Effective April 15, 2010, the Company issued 10,000,000 common shares of the Company to five individuals as directed by Mercer Gold Corporation pursuant to and in accordance with the terms of the Definitive Option Agreement as more fully described above in "Item 1. Business". The Company relied on exemptions from registration under the Securities Act provided by Regulation S and Rule 506 of Regulation D thereunder in connection with the issuance of these shares.

Issuance of Shares Pursuant to Conversion of Promissory Notes

Effective on March 29, 2010, the Board of Directors of the Company authorized the settlement of debt with two creditors (collectively, the "Creditors"), which debt consisted of outstanding advances, loans and accrued interest and other amounts aggregating $375,000 and $25,000, respectively (collectively, the "Debt"). The Company memorialized the incurrence of the Debt through the issuance to the Creditors of two convertible promissory notes in the principal amount of $375,000 and $25,000, respectively (the "Convertible Promissory Notes"). The terms of the Convertible Promissory Notes provided that in the event the Company was unable to repay the Debt, the Debt could be satisfied by way of conversion of the Debt into shares of the Company's restricted common stock at the rate of $0.05 per share. The Convertible Promissory Notes were issued to two non-United States residents in reliance on Regulation S promulgated under the Securities Act.

The Creditor holding the $375,000 Convertible Promissory Note entered into assignments dated March 29, 2010 (collectively, the "Assignments") with four assignees (collectively, the "Assignees"), pursuant to which the Creditor assigned a proportionate right of its title and interest in and to its $375,000 Debt evidenced by its Convertible Promissory Note to the Assignees.

Subsequently, the Company received notices of conversion (collectively, the "Notices of Conversion"), from the four Assignees as well as the Creditor holding the $25,000 Convertible Promissory Note (the "$25,000 Creditor") pursuant to which the Assignees and the $25,000 Creditor converted their respective right, title and interest in and to Debt and the Convertible Promissory Notes into shares of common stock at the rate of $0.05 per share.

Further effective on April 5, 2010, the Board of Directors of the Company authorized the issuance of an aggregate of 8,000,000 shares of its common stock proportionately to the Assignees and the $25,000 Creditor in accordance with the terms and provisions of the Notices of Conversion and the Convertible Promissory Notes. The shares of common stock were issued to five non-United States residents in reliance on Regulation S promulgated under the Securities Act.

ITEM 6.             SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our audited financial statements as at and for the years ended February 28, 2010 and 2009 and the related notes; and (ii) the section of this annual report entitled "Business" that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors". Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Our Plan of Operations for the next twelve months is to pursue Phase I of the recommended exploration program on the Guayabales Property, as described above under "Item 1. Business - Mineral Properties - Guayabales Property, Colombia - Company's Planned Exploration Program." The estimated cost of Phase I is $507,475. If Phase I is successful in developing drill targets, then the Company may proceed to a Phase II program, budgeted at US$994,450, later in 2010 and early 2011.

Included in the Phase I and Phase II budgeted spending,, as set forth above in Table B under "Item 1. Business - Mineral Properties - Guayabales Property, Colombia - Title to Property and Underlying Option Agreement", we are responsible to make cash payments to CMG, according to the payment schedule shown in such Table B, which amounts to $250,000 over the next twelve months.

Further, we expect to spend approximately $300,000 in the next 12 months in office and general expenses and professional, consulting and management fees.

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,000,000 to pursue our plan of operations over the next twelve months if we complete Phase I only, but approximately $2,000,000 over the next twelve months if we also proceed to Phase II during that time frame. As at February 28, 2010, we had cash of $Nil and a working capital deficit of $1,107,660. Subsequent to year end, the company closed a private placement which raised $2,050,000 which will be utilized in the Phase I and II programs. However, we may require additional financing to pursue our plan of operations over the next twelve months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing, there is no assurance that we will obtain the funding necessary to pursue our business plan. If we do not continue to obtain additional financing going forward, we will be forced to re-evaluate or abandon our plan of operations.

Results of Operations

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our company for the periods indicated:

	For the period from the date of inception (October 11, 2004) to	For the year ended	For the year ended
	February 28,	February 28,	February 28,
	2010	2010	2009

	(unaudited)
GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$ 14,525,000	$ 25,000	$ -
Bank charges	4,343	660	427
Consulting fees	179,160	(28,855)	134,315
Interest expense	118,188	56,645	37,926
Legal and accounting	549,857	94,245	171,811
Management fees	472,200	-	301,600
Marketing and promotion	52,894	1,565	14,569
Mineral property exploration expenditures	22,743	-	8,624
Office and miscellaneous	73,538	5,683	37,111
Rent	32,991	5,959	13,490
Stock-based compensation	9,048,545	1,091,640	7,956,905
Transfer agent fees	26,646	12,387	9,025

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	25,106,105	1,264,929	8,685,803

NET LOSS AND COMPREHENSIVE LOSS	$ (25,106,105)	$ (1,264,929)	$ (8,685,803)

Year Ended February 28, 2010 Compared to Year Ended February 28, 2009

During the fiscal years ended February 28, 2010 and February 28, 2009 we did not generate any revenue.

During the fiscal year ended February 28, 2010 we incurred general and administrative expenses of $1,264,929 compared to $8,685,803 incurred during the fiscal year ended February 28, 2009. The major components of our general and administrative expenses for our fiscal years ended February 28, 2010 and 2009 consisted of the following:

  consulting fees of ($28,855) in 2010 (2009 - $134,315), which decreased between 2009 and 2010 due to lower exploration activity;

  interest expense of $56,645 in 2010 (2009 - $37,926), which increased between 2009 and 2010 due to increase in Company debt;

  legal and accounting fees of $94,245 in 2010 (2009 - $171,811), which decreased between 2009 and 2010 due to lower exploration activity;

  management fees of $Nil in 2010 (2009 - $301,600), which decreased between 2009 and 2010 due to lower exploration activity; and

  stock-based compensation of $1,091,640 in 2010 (2009 - $7,956,905), which decreased between 2009 and 2010 due to lower issuance of options.

Our net loss during the fiscal year ended February 28, 2010 was $1,264,929 compared to a net loss of $8,685,803 during the fiscal year ended February 28, 2009.

Liquidity and Capital Resources

As at the fiscal year ended February 28, 2010, our current assets were $385 (2009 - $53,583) and our current liabilities were $1,108,045 (2009 - $937,954), which resulted in a working capital deficiency of $1,107,660 (2009 - $884,371).

Total Stockholders' deficiency increased from ($834,371) for the fiscal year ended February 28, 2009 to ($1,007,660) for the fiscal year ended February 28, 2010.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended February 28, 2010, net cash flows used in operating activities was ($87,263) consisting primarily of a net loss of ($1,264,929). Net cash flows used in operating activities was adjusted by $56,645 in accrued interest on related party promissory note, $25,000 in write down of mineral property acquisition costs, and $1,091,640 in stock based compensation. Net cash flows used in operating activities was further changed by $1,275 in decrease of prepaid expenses, ($819) in decrease of accounts payable and accrued liabilities, and $3,925 in increase due to related parties.

For the fiscal year ended February 28, 2009, net cash flows used in operating activities was ($414,337) consisting primarily of a net loss of ($8,685,803). Net cash flows used in operating activities was adjusted by $37,864 in accrued interest on related party promissory note and $7,956,905 in stock based compensation. Net cash flows used in operating activities was further changed by $120,694 in increase of accounts payable and accrued liabilities, $157,663 in increase due to related parties and ($1,660) in increase of prepaid expenses.

Cash Flows Used in Investing Activities

For the fiscal year ended February 28, 2010, net cash flows used in investing activities was $125,000 compared to net cash flows used in investing activities during the fiscal year ended February 28, 2009 of $nil. This change was primarily as a result of option payments for Geoforum and Trans Atlantic properties.

Cash Flows Provided by Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended February 28, 2010, net cash flows provided from financing activities was $160,340 compared to $130,000 for the fiscal year ended February 28, 2009. Cash flows from financing activities for the fiscal year ended February 28, 2010 consisted primarily of $160,000 in advances from related parties. Cash flows from financing activities for the fiscal year ended February 28, 2009 consisted of $130,000 in advances from related parties.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase as we expand our exploration activities as set forth above under "Plan of Operations".

Funding for Plan of Operations

As set forth above under "Plan of Operations", we anticipate that we will required approximately $1,000,000 to $2,000,000 over the next twelve months to pursue our Plan of Operations. Subsequent to year end, the Company completed a private placement that raised $2,050,000 which will fund expected work program expenditures.

Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in exploration expenses and capital expenditures relating to: (i) exploration properties; and (ii) future exploration property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

Mineral Property Agreements

As set forth above under "Item 1. Business", we have material commitments under the following agreements:

  the Minerals Assets Option Agreement regarding the Guayabales Property in Colombia;

  the Definitive Geoforum Agreement regarding the Geoforum Properties in Sweden; and

  the Definitive Trans Atlantic Agreement regarding the Trans Atlantic Properties in Sweden.

Other Material Commitments

Viard Consulting Services

Effective February 11, 2009, our Board of Directors authorized the engagement of Viard Consulting Services ("VCS") in accordance with the terms and provisions set forth in that certain letter agreement dated February 11, 2009 (the "VCS Agreement"). We engaged VCS to rendered services and related reports to use in order to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

In accordance with the terms and provisions of the Agreement, VCS shall perform certain services including, but not limited to, the following:

(a)         re-assess our existing controls and business cycles and conduct a risk assessment on each cycle for the fiscal year 2009 for audit attestation;

(b)         conduct a full review of the management governance process;

(c)         assemble a project team to conduct evaluations;

(d)         define significant processes, materiality and fraud;

(e)         document and evaluate internal controls at the entity-wide level;

(f)         assist management in development of policies and procedures;

(g)         identify deficiencies;

(h)         develop and execute independent testing procedures; and

(i)         summarize findings and report to Board of Directors and management.

In furtherance of the terms and provisions of the Agreement, we agreed to pay VCS an hourly rate of $155.

Related Party Promissory Note

As of February 28, 2010, there was outstanding related party promissory note payable of $769,126, consisting of principal and accrued interest of $651,000 and $118,126 respectively. These amounts are unsecured and $551,000 bears interest at 10% per annum and $100,000 bears no interest and both amounts have no set terms of repayment.

Subsequent to year end, the Company settled part of the debt through the issuance of two convertible promissory notes in the amounts of $375,000 and $25,000 and cash in the amount of $303,732.

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

Going Concern

The independent auditors' report accompanying our February 28, 2010 and February 28, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies and Estimates

The following is a summary of significant accounting policies used in the preparation of our financial statements.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the U.S. dollar, and the financial statements are presented in U. S. dollars.

Mineral Property Expenditures

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

As of the date of our financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Asset Retirement Obligations

The Company has adopted ASC 410, "Asset Retirement and Environmental Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are the determination of the fair value of transactions involving common stock and financial instruments. Other areas requiring estimates include deferred tax balances and asset impairment tests.

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash and cash equivalents as of February 28, 2010 and 2009 that exceeded federally insured limits.

Financial Instruments

The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Net Income (Loss) Per Common Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Foreign Currency Translation

The financial statements are presented in U.S. dollars. In accordance with ASC 830 "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To February 28, 2010, the Company has not recorded any translation adjustments into stockholders' equity.

Stock-Based Compensation

On June 1, 2006, the Company adopted ASC 718, "Compensation - Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

Recently Issued Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfer of Financial Assets - an amendment of FASB Statement".  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, "Transfers and Servicing", and removes the exception from applying ASC 810-10, "Consolidation". This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective March 1, 2010.  The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its financial statements.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASC No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's financial statements.

In February 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives". ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after March 5, 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact on the Company's financial statements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks related to foreign currency exchange rate fluctuations. However, they have not had a material impact on our results of operations to date.

Our functional currency is the United States dollar. However, a significant portion of our business is transacted in other currencies (the Canadian dollar). As a result, we are subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm.

Balance Sheets as at February 28, 2010 and February 28, 2009.

Statements of Operations for Fiscal Years Ended February 28, 2010, February 28, 2009, and February 29, 2008 and from Inception (October 11, 2004) to February 28, 2010.

Statement of Stockholders' Deficiency for the Period from Inception (October 11, 2004) to February 28, 2010.

Statements of Cash Flows for Fiscal Years Ended February 28, 2010, February 28, 2009, and February 29, 2008 and from Inception (October 11, 2004) to February 28, 2010.

Notes to Financial Statements.

JAMES STAFFORD

James Stafford, Inc. Chartered Accountants Suite 350 - 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Uranium International Corp.
(An Exploration Stage Company)

We have audited the balance sheets of Uranium International Corp. (An Exploration Stage Company) (the "Company") as at 28 February 2010 and 2009, and the related statements of operations, cash flows and changes in stockholders' deficiency for each of the years in the three-year period ended 28 February 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 28 February 2010 and 28 February 2009 and the results of its operations, cash flows and changes in stockholders' deficiency for each of the years in the three-year period ended 28 February 2010 in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of 28 February 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated 14 June 2010 expressed an unqualified opinion thereon.

/s/ James Stafford Chartered Accountants
Vancouver, Canada 14 June 2010

JAMES STAFFORD

James Stafford, Inc. Chartered Accountants Suite 350 - 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Uranium International Corp.
(An Exploration Stage Company)

We have audited Uranium International Corp.'s (An Exploration Stage Company) (the "Company") internal control over financial reporting as of 28 February 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of 28 February 2010, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America), the balance sheets of the Company as at 28 February 2010 and 2009, and the related statements of operations, cash flows and changes in stockholders' deficiency for each of the years in the three-year period ended 28 February 2010, and our report dated 14 June 2010 expressed an unqualified opinion thereon.

/s/ James Stafford Chartered Accountants
Vancouver, Canada 14 June 2010

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Expressed in U.S. Dollars)
	February 28, 2010	February 28, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ -	$ 51,923
Prepaid expense	385	1,660

TOTAL CURRENT ASSETS	385	53,583

MINERAL PROPERTY COSTS (Note 4)	100,000	50,000

TOTAL ASSETS	$ 100,385	$ 103,583

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Bank overdraft	$ 340	$ -
Accounts payable and accrued liabilities (Note 5)	155,191	206,010
Due to related parties (Note 6)	183,388	179,463
Related party promissory note payable (Note 7)	769,126	552,481

TOTAL CURRENT LIABILITIES	1,108,045	937,954

NATURE OF OPERATIONS AND BASIS OF PRESENTATION COMMITMENTS AND SUBSEQUENT EVENTS (Note 1, 10 and 11)

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 8) Authorized 375,000,000 shares of common stock, $0.001 par value
Issued and outstanding
54,037,500 common shares (February 28, 2009 - 54,037,500)	54,038	54,038
Additional paid-in-capital	24,044,407	22,952,767
Deficit accumulated during exploration stage	(25,106,105)	(23,841,176)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,007,660)	(834,371)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$ 100,385	$ 103,583

The accompanying notes are an integral part of these financial statements.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
	For the period from the date of inception (October 11, 2004) to	For the year ended	For the year ended	For the year ended
	February 28,	February 28,	February 28,	February 29,
	2010	2010	2009	2008

	(unaudited)

GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs (Note 4)	$ 14,525,000	$ 25,000	$ -	$ 14,500,000
Bank charges	4,343	660	427	2,976
Consulting fees	179,160	(28,855)	134,315	63,500
Interest expense (Note 7)	118,188	56,645	37,926	23,617
Legal and accounting	549,857	94,245	171,811	248,746
Management fees (Note 6)	472,200	-	301,600	152,600
Marketing and promotion	52,894	1,565	14,569	36,760
Mineral property exploration expenditures	22,743	-	8,624	7,804
Office and miscellaneous	73,538	5,683	37,111	27,397
Rent	32,991	5,959	13,490	7,542
Stock-based compensation (Note 8)	9,048,545	1,091,640	7,956,905	-
Transfer agent fees	26,646	12,387	9,025	4,209

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	25,106,105	1,264,929	8,685,803	15,075,151

NET LOSS AND COMPREHENSIVE LOSS	$ (25,106,105)	$ (1,264,929)	$ (8,685,803)	$ (15,075,151)

BASIC AND DILUTED LOSS AND COMPREHENSIVE LOSS PER COMMON SHARE	(0.02)	$ (0.16)	$ (0.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	54,037,500	54,037,500	53,114,549

The accompanying notes are an integral part of these financial statements.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 28, 2010
	Common Stock		Additional		Deficit accumulated	Total
	Number of Shares	Amount	Paid in Capital	Warrants	during exploration stage	Stockholders' Deficiency

Balance, October 11, 2004 (inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.00013 per share - November 29, 2004 (Note 8)	30,000,000	30,000	(26,000)	-	-	4,000
Common stock issued for cash at $0.00013 per share - January 10, 2005 (Note 8)	18,000,000	18,000	(15,600)	-	-	2,400
Common stock issued for cash at $0.00013 per share - January 21, 2005 (Note 8)	11,250,000	11,250	3,750	-	-	15,000
Common stock issued for cash at $0.00013 per share - January 25, 2005 (Note 8)	1,500,000	1,500	500	-	-	2,000
Common stock issued for cash at $0.00013 per share - February 1, 2005 (Note 8)	187,500	188	2,312	-	-	2,500
Net loss for the period	-	-	-	-	(3,051)	(3,051)

Balance, February 28, 2005	60,937,500	60,938	(35,038)	-	(3,051)	22,849

Net loss for the year	-	-	-	-	(12,401)	(12,401)

Balance, February 28, 2006	60,937,500	60,938	(35,038)	-	(15,452)	10,448

Contributions to capital by related parties	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(64,770)	(64,770)

Balance, February 28, 2007	60,937,500	60,938	(11,038)	-	(80,222)	(30,322)

Restricted common shares returned and cancelled (Note 8)	(15,000,000)	(15,000)	15,000	-	-	-
Common shares issued per Strathmore Option Agreement (Notes 4 , 8 and 11)	7,500,000	7,500	13,992,500	-	-	14,000,000
Commons shares issued for cash at $1.67 per share - February 26, 2008 (Note 8)	600,000	600	816,316	-	-	816,916
Warrants issued for cash - February 26, 2008 (Note 8)	-	-	-	183,084	-	183,084
Net loss for the year	-	-	-	-	(15,075,151)	(15,075,151)

Balance, February 29, 2008	54,037,500	54,038	14,812,778	183,084	(15,155,373)	(105,473)

Stock-based compensation (Note 8)	-	-	7,956,905	-	-	7,956,905
Warrants expired during the year (Note 8)	-	-	183,084	(183,084)	-	-
Net loss for the year	-	-	-	-	(8,685,803)	(8,685,803)

Balance, February 28, 2009	54,037,500	$ 54,038	$22,952,767	$ -	$ (23,841,176)	$ (834,371)

The accompanying notes are an integral part of these financial statements.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

	Common Stock		Additional		Deficit accumulated	Total
	Number of Shares	Amount	Paid in Capital	Warrants	during exploration stage	Stockholders' Deficiency

Balance forward, February 28, 2009	54,037,500	$ 54,038	$22,952,767	$ -	$ (23,841,176)	$ (834,371)

Stock-based compensation (Note 8)	-	-	1,091,640	-	-	1,091,640
Net loss for the year	-	-	-	-	(1,264,929)	(1,264,929)

Balance, February 28, 2010	54,037,500	$ 54,038	$24,044,407	$ -	$ (25,106,105)	$ (1,007,660)

The accompanying notes are an integral part of these financial statements.

URANIUM INTERNATIONAL CORP.
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
	Inception (October 11, 2004) to	For the year ended	For the year ended	For the year ended
	February 28, 2010	February 28, 2010	February 28, 2009	February 29, 2008

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(25,106,105)	$(1,264,929)	$ (8,685,803)	$(15,075,151)
Adjustments to reconcile net loss to net cash used in operating activities:
- Accrued interest on related party promissory note (Note 7)	118,126	56,645	37,864	23,617
- Contributions to capital by related parties	24,000	-	-	-
- Write down of mineral property acquisition costs (Note 4)	14,525,000	25,000	-	14,500,000
- Stock-based compensation (Note 8)	9,048,545	1,091,640	7,956,905	-
Changes in operating assets and liabilities
- Decrease (increase) in prepaid expenses	(385)	1,275	(1,660)	300
- Increase (decrease) in accounts payable and accrued liabilities	155,191	(819)	120,694	23,656
- Increase (decrease) in due to related parties	183,388	3,925	157,663	(1,200)

NET CASH USED IN OPERATING ACTIVITIES	(1,052,240)	(87,263)	(414,337)	(528,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property interests (Note 4)	(625,000)	(125,000)	-	(500,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(625,000)	(125,000)	-	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	340	340	-	-
Advances from related parties (Note 7)	651,000	160,000	130,000	361,000
Common shares issued for cash	1,025,900	-	-	1,000,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,677,240	160,340	130,000	1,361,000

INCREASE (DECREASE) IN CASH	-	(51,923)	(284,337)	332,222

CASH, BEGINNING OF PERIOD	-	51,923	336,260	4,038

CASH, END OF PERIOD	$ -	$ -	$ 51,923	$ 336,260

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

Cash paid for interest	$ -	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -	$ -

Non-cash transactions:
Donated rent and services	$ 24,000	$ -	$ -	$ -
Shares issued for exploration expenses	$ 14,000,000	$ -	$ -	$ 14,000,000
Mineral property expenses included in accounts payable	$ 50,000	$ -	$ 50,000	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Uranium International Corp. (the "Company") was incorporated under the laws of the State of Nevada on October 11, 2004 to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On May 24, 2007 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Ancor Resources, Inc.) would merge with its newly incorporated and wholly-owned subsidiary, Nu-Mex Uranium Corp. ("Nu-Mex"). This merger became effective June 4, 2007 and the Company, being the surviving entity, changed its name to Nu-Mex Uranium Corp. On February 26, 2008 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Nu-Mex) would merge with its newly incorporated and wholly-owned subsidiary, Uranium International Corp. ("NewCo"). This merger became effective as of March 11, 2008 and the Company, being the surviving entity, changed its name to Uranium International Corp. The Company intends to engage in the acquisition and exploration of mining properties. The Company is in the exploration stage and its operations principally involve research and development, market analysis, property evaluation and other business planning activities, and no revenue has been generated to date.

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

Effective June 6, 2007 the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company's common stock. Further, on March 11, 2008 the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company's common stock (Note 8). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

The company is an exploration stage enterprise, as defined in Accounting Standards Codification (the "Codification" or "ASC") 915-10, "Development Stage Entities." The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period.

Going Concern

The Company's financial statements as at February 28, 2010, and for the year then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating loses since inception of $25,106,105 and as at February 28, 2010 has a working capital deficit of $1,107,660. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation.

URANIUM INTERNATIONAL CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2010

(Expressed in U.S. Dollars)

NOTE 2 - CHANGES IN ACCOUNTING POLICIES

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB Statement No. 162". The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector setter into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company's references GAAP accounting standards but did not impact the Company's results of operations, financial position or liquidity.

Subsequent Events

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

Convertible Debt

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, "Debt with Conversion and Other Options", requires the liability and equity components to be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate.  The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company's nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on the Company's financial statements.

Useful Life of an Intangible Asset

In April 2008, the FASB issued new guidance for determining the useful life of an intangible asset.  The new guidance is now part of ASC 350, "Intangibles - Goodwill and Other".  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material impact on the Company's financial statements.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 2 - CHANGES IN ACCOUNTING POLICIES (continued)

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, "Derivatives and Hedging Activities", requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on the Company's financial statements.

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations. The revised guidance, which is now part of ASC 805, "Business Combination" requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.    The adoption of this guidance did not have a material impact on the Company's financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new guidance for accounting for noncontrolling interests.  The new guidance, which is now part of ASC 810, "Consolidation" establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners.  The new guidance was effective for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or cash flows.

Other updates

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Fair Value Measurement and Disclosure (Topic 820) - Measuring Liabilities at Fair Value", which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update was effective December 1, 2009.  The adoption of the ASU No. 2009-05 did not have a material impact on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash", which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. ASU No. 2010-01 was effective for interim and annual periods ending on or after December 15, 2009. The adoption of the ASU No. 2010-01 did have a material impact on the Company's financial statements.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 2 - CHANGES IN ACCOUNTING POLICIES (continued)

Other updates (continued)

In January 2010, FASB issued ASU No. 2010-02, "Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification". ASU No. 2010-02 clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts SFAS No. 160 (now included in Subtopic 810-10). For those entities that have already adopted SFAS No. 160, the amendments were effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The Company's adoption of ASU No. 2010-02 did not have a material impact on the Company's financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the U.S. dollar, and the financial statements are presented in U. S. dollars.

Mineral Property Expenditures

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

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Asset Retirement Obligations

The Company has adopted ASC 410, "Asset Retirement and Environmental Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are the determination of the fair value of transactions involving common stock and financial instruments. Other areas requiring estimates include deferred tax balances and asset impairment tests.

Cash and cash equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash and cash equivalents as of February 28, 2010 and 2009 that exceeded federally insured limits.

Financial instruments

The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Net income (loss) per common share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Foreign Currency Translation

The financial statements are presented in U.S. dollars. In accordance with ASC 830 "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To February 28, 2010, the Company has not recorded any translation adjustments into stockholders' equity.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

On June 1, 2006, the Company adopted ASC 718, "Compensation - Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

Recently Issued Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfer of Financial Assets - an amendment of FASB Statement".  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, "Transfers and Servicing", and removes the exception from applying ASC 810-10, "Consolidation". This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective March 1, 2010.  The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its financial statements.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASC No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's financial statements.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In February 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives". ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after March 5, 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact on the Company's financial statements.

NOTE 4 - MINERAL EXPLORATION PROPERTIES

(a) Geoforum Scandinavia AB Property

Effective December 9, 2008 the Company entered into a written letter option agreement with Geoforum Scandinavia AB ("Geoforum") for the exclusive option to acquire a 100% undivided interest in four mineral properties in Sweden (the "Geoforum Properties"), subject to a 3% NSR royalty. A payment of $25,000 was required on or before the earlier of the expiration of the due diligence period or February 28, 2009 - (accrued as at February 28, 2009 and paid on March 6, 2009). On October 29, 2009, the Company entered into a Formal Option Agreement with Geoforum (the "Geoforum Agreement").

Under the terms of the Geoforum Agreement, in order to exercise the option the Company must:

1.   Pay $25,000 at the date of the execution of the Geoforum Agreement (the "Effective Date") - (paid on November 5, 2009);

2.   Pay an additional $25,000 upon the first twelve month anniversary of the Effective Date (the "Anniversary Date");

3.   Pay an additional $25,000 upon each and every Anniversary Date thereafter until the Company acquires 100% undivided interest in the properties or the option is terminated;

4.   Issue 50,000 shares of the Company's common stock upon the first Anniversary Date;

5.   Issue an additional 50,000 shares of the Company's common stock upon the second Anniversary Date; and

6.   Incur exploration expenses of $3.7 million over the seven year period as follows;

-      $300,000 after the Effective Date and prior to the first Anniversary Date;

-      $400,000 between the first and second Anniversary Date; and

-      $3,000,000 between the third and seventh Anniversary Date.

The Company has the option to extend the period in which to incur the exploration expenses from seven years to nine years by paying Geoforum an additional $100,000.

(b) Trans Atlantic Metals AB Property

Effective January 15, 2009 the Company entered into a written letter option agreement with Trans Atlantic Metals AG ("TAM") and its wholly owned subsidiary, T.A. Metal, Sweden AG for exclusive options to acquire up to an 80% undivided interest in four mineral properties in Sweden, subject to a 3% NSR royalty. A payment of $25,000 was required on or before the earlier of the expiration of the due diligence period or February 28, 2009 - (accrued as at February 28, 2009 and paid on March 2, 2009). On November 17, 2009, the Company entered into a Formal Option Agreement with TAM (the "TAM Agreement").

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 4 - MINERAL EXPLORATION PROPERTIES (continued)

(b) Trans Atlantic Metals AB Property (continued)

Under the terms of the TAM Agreement, in order to exercise the first option for 51%, the Company must:

1.   Pay $25,000 at the date of execution of the TAM Agreement (paid on November 23, 2009);

2.   Pay an additional $25,000 on or before one year from the date of execution of this Agreement (the "Anniversary Date");

3.   Pay an additional $25,000 upon each and every Anniversary Date thereafter until either the Company acquires 80% interest in the properties or the agreement is terminated.

4.   Issue 50,000 shares of the Company's common stock on or before the first Anniversary Date;

5.   Issue an additional 50,000 shares of the Company's common stock on or before the second Anniversary Date; and

6.   Incur exploration expenses of $700,000 over the next two years as follows:

-      $300,000 prior to the first Anniversary Date; and

-      $400,000 prior to the second Anniversary Date.

Following the exercise of the 51% option, in order to exercise the second option for an additional 29% interest, the Company must incur further exploration expenses of $3,000,000 prior to the seventh Anniversary Date.

(c) Nose Rock Property

Further to the Letter of Intent ("LOI") which became effective June 18, 2007, the Board of Directors of the Company approved the Company's entry into an Option and Joint Venture Agreement (the "Nose Rock Agreement") effective September 14, 2007, with Strathmore Resources (US) Inc. ("Strathmore"). The Nose Rock Agreement set out the terms upon which the Company and Strathmore would explore and, if warranted, develop Strathmore's Nose Rock properties.

Pursuant to the terms of the Nose Rock Agreement, Strathmore granted the Company the sole and exclusive right to acquire up to a 65% interest in Strathmore's Nose Rock properties (collectively, the "Nose Rock Property"), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres in consideration of:

1.   The Company paying to Strathmore $250,000 and issuing 7,500,000 common shares in the capital stock of the Company (amounts paid and common shares issued on September 14, 2007 and valued at $14,000,000) (Note 8); and

2.   The Company incurring a minimum of $44,500,000 in work commitment expenditures on the Nose Rock project in accordance with the following schedule:

-      $1,000,000 work commitment expenditures to be incurred in each of the first and second years from closing;

-      an additional $1,500,000 work commitment expenditures to be incurred in the third year from closing;

-      an additional $10,000,000 work commitment expenditures to be incurred in each of the fourth, fifth and sixth years from closing; and

-      an additional $11,000,000 work commitment expenditures to be incurred in the seventh year after closing.

If the Company acquired its full 65% interest (or its 49% interest if Strathmore elected to retain or earn back 16% interest), each of the Company and Strathmore would have contributed to the costs with respect to the Nose Rock Property in accordance with their proportionate share ownership in the Nose Rock Property.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 4 - MINERAL EXPLORATION PROPERTIES (continued)

(c) Nose Rock Property (continued)

The Nose Rock Agreement further contemplated that, provided that the Company was not in default, (i) the Company would have acquired a 25% interest in the Nose Rock Property once the Company had incurred $13,500,000 of its total $44,500,000 in work commitment expenditures, and (ii) the Company would have acquired an additional 40% interest in the Nose Property once the Company had incurred the remaining $31,000,000 of its total $44,500,000 in work commitment expenditures. However, subject to the terms of the Nose Rock Agreement, Strathmore had the right to retain or earn back a 16% interest in the Nose Rock Property by paying $25,000,000 to the Company. Until the Company acquired its full 65% interest (or its 49% interest if Strathmore elected to retain or earn back a 16% interest), Strathmore would not be required to contribute to the costs of exploration or development of the Nose Rock Property. After the Company acquired its full 65% interest (or its 49% interest if Strathmore elected to retain or earn back 16% interest), each of the Company and Strathmore would have contributed to the costs with respect to the Nose Rock Property in accordance with their proportionate share ownership in the Nose Rock Property. Within sixty days of the fourth anniversary, an evaluation, conducted in accordance with National Instrument 43-101 of the Canadian Securities Administrator, would need to be performed.

The acquisition cost of $14,250,000 provided to Strathmore was initially capitalized as a tangible asset. During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $14,250,000 related to the Nose Rock Property.

On November 18, 2008 the Company entered into a written agreement with Strathmore to terminate the Nose Rock Agreement. Pursuant to the terms of the termination agreement, the 7,500,000 common shares previously issued were required to be returned to the Company's treasury for cancellation. The 7,500,000 shares were returned to treasury and cancelled on May 28, 2010 (Notes 8 and 11).

(d) Dalton Pass Property

Further to the LOI dated July 11, 2007, effective October 5, 2007, the Board of Directors of the Company approved the Company's entry into an Option and Joint Venture Agreement dated October 5, 2007 (the "Dalton Pass Agreement") with Strathmore with respect to Strathmore's Dalton Pass Property (the "Dalton Pass Property"). The Dalton Pass Property consists of certain federal lode mining claims located between Church Rock and Crownpoint uranium districts of the western Grants Mineral Belt in the State of New Mexico.

Pursuant to the terms of the Dalton Pass Agreement, Strathmore granted the Company the sole and exclusive right and option to acquire up to a 65% interest in the Dalton Pass Property, in consideration of:

1.   The Company paying Strathmore $250,000 (amounts paid on July 16, 2007); and

2.   The Company incurring a total of $16,750,000 in work commitment expenditures on the Dalton Pass Property ("Expenditures"), and additional payments of $1,000,000 in cash or stock to Strathmore in accordance with the following schedule:

-     $1,000,000 in Expenditures plus $250,000 payment in cash or equivalent fair value of common stock on or before October 5, 2008;

-     an additional $2,000,000 in Expenditures plus $250,000 payment in cash or equivalent fair value of common stock on or before October 5, 2009;

-     an additional $2,750,000 in Expenditures plus $250,000 payment in cash or equivalent fair value of common stock on or before October 5, 2010;

-     an additional $3,000,000 in Expenditures plus $250,000 payment in cash or equivalent fair value of common stock on or before October 5, 2011;

-     a further $4,000,000 in Expenditures on or before October 5, 2012; and

-     a further $4,000,000 in Expenditures on or before October 5, 2013.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 4 - MINERAL EXPLORATION PROPERTIES (continued)

(d) Dalton Pass Property (continued)

The Company would have earned a 25% interest in the Dalton Pass Property once the Company had completed its commitments (Expenditures of $8,750,000 and cash/stock of $1,000,000) on or before October 5, 2011. The Company would have earned an additional 40% interest in the Dalton Pass Property once the Company had completed its additional commitments ($8,000,000 in Expenditures) on or before October 5, 2013. However, subject to the terms of the Dalton Pass Agreement, Strathmore had the right to retain or earn back a 16% interest in property by paying $8,000,000 to the Company. Until the Company acquired its full 65% interest (or its 49% interest if Strathmore elected to retain or earn back a 16% interest), Strathmore would have not been required to contribute to the costs of exploration or development of the Dalton Pass Property. After the Company acquired its full 65% interest (or its 49% interest if Strathmore elected to retain or earn back a 16% interest), then each of the Company and Strathmore would have contributed to the costs with respect to the Dalton Pass Property in accordance with their proportionate ownership interest in the Dalton Pass Property.

The acquisition cost of $250,000 paid to Strathmore was initially capitalized as a tangible asset. During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $250,000 related to the Dalton Pass Property.

On November 18, 2008 the Company entered into a written agreement with Strathmore to terminate the Dalton Pass Agreement. Upon completion of the termination agreement, all obligations of Strathmore and the Company pertaining to the Dalton Pass Agreement were terminated.

(e) Continental Property

Effective April 23, 2009, the Company entered into a Letter Agreement (the "Continental Agreement") to purchase a total of thirteen exploration licences covering eight uranium deposits held by Continental Precious Minerals Ltd. ("Continental") in Sweden. The Company had until August 30, 2009 to conduct its due diligence.

The Continental Agreement called for an initial cash payment of $25,000 on signing of the Continental Agreement (paid on April 24, 2009).

Subject to the completion of due diligence satisfactory to the Company, the Continental Agreement was to have an initial closing on August 31, 2009 at which time the Company would:

-      make a cash payment of $7,500,000;

-      issue and deliver 6,000,000 shares of the Company's common stock (subject to a one year re-sale restriction); and

-      issue and deliver warrants exercisable to purchase up to 1,000,000 shares of the Company's common stock at a price of $1.00 per share for a period of two years from the date of issuance.

At the first anniversary of the initial closing on August 31, 2009, the Company would have had to make a further payment of $7,500,000 and Continental would have had to transfer to the Company title to the thirteen exploration licenses.

On August 31, 2009, the Company announced that the contemplated purchase of the exploration licences held by Continental would not go ahead. During the year ended February 28, 2010, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Continental Agreement.

(f) Guayabales Property

Subsequent to the year end, the Company entered into a Mineral Asset Option Agreement with Mercer Gold Corporation for the Guayabales Property (Note 11).

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Subsequent to year end, the Company settled part of the accounts payable balance through the issuance of a convertible promissory note in the amount of $25,000 (Note 11).

NOTE 6 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The balance due to related parties of $183,388 at February 28, 2010 (February 28, 2009 - $179,463) is due to directors, and a company controlled by a director and/or shareholder of the Company and is unsecured, non-interest bearing and payable on demand.

During the year ended February 28, 2010, the Company paid or accrued consulting and/or management fees of $6,145 to directors of the Company (2009 - $301,600, 2008 - $21,800).

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

Subsequent to the year end, the Company settled with certain directors and/or shareholders on $183,388 of related party debt (Note 11).

NOTE 7 - RELATED PARTY PROMISSORY NOTE PAYABLE

The related party promissory note payable of $769,126 at February 28, 2010 consists of principal and accrued interest of $651,000 and $118,126 respectively. These amounts are unsecured and $551,000 bears interest at 10% per annum and $100,000 bears no interest and both amounts have no set terms of repayment.

Subsequent to year end, the Company settled part of the debt through the issuance of a convertible promissory note in the amount of $375,000 and cash in the amount of $303,732 (Note 11).

NOTE 8 - CAPITAL STOCK

Authorized

The total authorized capital is 375,000,000 common shares with par value of $0.001 per share. On June 4, 2007, the Company increased the authorized share capital from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share.

Issued and Outstanding

On June 4, 2007, the directors of the company approved a special resolution to undertake a forward split of the common stock of the company on a basis on 5 new common shares for 1 old common share. On February 26, 2008, and effective March 11, 2008, the directors of the company approved a special resolution to undertake a further forward split of the common stock of the company on a basis on 1.5 new common shares for 1 old common share.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 5:1 forward stock split on June 4, 2007 and the 1.5:1 forward split on March 11, 2008 have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 8 - CAPITAL STOCK (continued)

Issued and Outstanding (continued)

The total issued and outstanding capital stock is 54,037,500 commons shares with par value of $0.001 per share. The Company's common stock issuances to date are as follows:

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

  On September 14, 2007, 7,500,000 common shares of the Company, valued at $14,000,000, were issued to Strathmore in accordance with the terms of the Nose Rock Agreement. On November 18, 2008, the Company entered into a written agreement with Strathmore to terminate the Nose Rock Agreement. Pursuant to the terms of the termination agreement, the 7,500,000 common shares previously issued were required to be returned to the Company's treasury for cancellation. The 7,500,000 shares were returned to treasury and cancelled on May 28, 2010 (Note 11).

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

Stock Options

On April 2, 2008 the Board of Directors of the company ratified, approved and adopted a Stock Option Plan for the company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed or to provide services to the Company for reasons other than cause, any stock option that is vested and held by such optioned maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No stock option granted under the Stock Option Plan is transferable. Any stock option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

As approved by the Board of Directors, on April 2, 2008, the Company granted 2,750,000 stock options to certain officers, directors and management of the Company at $1.75 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $4,134,405, and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.18%, a dividend yield of 0% and expected volatility of 106% and has been recorded as stock based compensation expense during the year ended February 28, 2009.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 8 - CAPITAL STOCK (continued)

Stock Options (continued)

As approved by the Board of Directors, on July 9, 2008 and August 18, 2008, the Company granted a total of 1,750,000 stock options to certain officers and directors of the Company at $3.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $3,822,500, and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.09%, a dividend yield of 0% and expected volatility of 120% and has been recorded as stock based compensation expense during the year ended February 28, 2009.

As approved by the Board of Directors, on April 17, 2009, the Company cancelled 4,500,000 stock options previously granted to certain officers, directors and management of the Company and granted 2,750,000 stock options to certain officers, directors and management of the Company at $0.50 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $1,091,640 ($0.40 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.91%, a dividend yield of 0% and expected volatility of 193% and has been recorded as stock based compensation expense during the year ended February 28, 2010.

The Company's stock option activity for the year ended February 28, 2009 is summarized as follows:
	Number of Options	Weighted average exercise Price per share	Weighted average remaining in contractual life (in years)

Balance, February 29, 2008	-	$ -
Granted	4,500,000	2.24
Expired	-	-
Exercised	-	-

Balance, February 28, 2009	4,500,000	$ 2.24	9.21 years

The Company's stock option activity for the year ended February 28, 2010 is summarized as follows:
	Number of Options	Weighted average exercise Price per share	Weighted average remaining in contractual life (in years)

Balance, February 28, 2009	4,500,000	$ 2.24
Granted	2,750,000	0.50
Expired	-	-
Cancelled	(4,500,000)	(2.24)
Exercised	-	-

Balance, February 28, 2010	2,750,000	$ 0.50	9.13 years

All options are exercisable as at February 28, 2010.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 9 - INCOME TAXES

The Company has losses carry forward for income tax purpose to February 28, 2010. There are no current or deferred tax expenses for the year ended February 28, 2010 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended February 28, 2010	For the year ended February 28, 2009	For the year ended February 29, 2008
	$	$	$
Deferred tax asset attributable to
Current operations	430,076	2,953,173	5,125,551
Non-deductible stock-based compensation	(371,158)	(2,705,348)	-
Less: Change in Valuation allowance	(58,918)	(247,825)	(5,125,551)

Net refundable amount	-	-	-

The composition of the Company's deferred tax asset as at February 28, 2010 and February 28, 2009 are as follows:

	February 28, 2010	February 28, 2009
	$	$

Net operation loss carry-forward	16,033,560	15,860,271
Statutory federal income tax rate	34%	34%
Deferred tax assets	5,451,410	5,392,492
Less: Valuation allowance	(5,451,410)	(5,392,492)

Net Deferred Tax Assets	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at February 28, 2010, the Company has an unused net operating loss carry forward balance of approximately $16,033,560 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires between years 2025 and 2030.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 10 - COMMITMENTS

Effective April 1, 2008 the Company entered into an Executive Service Agreement with Cleary Petroleum Corporation ("CPC") and Richard M. Cherry. In accordance with the terms of the Executive Service Agreement, Mr. Cherry, through CPC, was to provide such services as are required related to his executive position as the President and Chief Executive Officer of the Company and the Company was to pay CPC a monthly fee of $25,000 and grant to Mr. Cherry 1,000,000 stock options at $1.75 per share for a ten year period. The Executive Service Agreement could be terminated by either party upon thirty days notice. Effective July 9, 2008, the Company accepted Mr. Cherry's resignation from the position of Chief Executive Officer and the Executive Service Agreement was terminated. Mr. Cherry retained his position on the Company's Board of Directors until his resignation on March 31, 2010. Subsequent to the year end, on April 14, 2010 the Company paid Mr. Cherry $25,000 in settlement of $102,842 of obligations that were owed to CPC and Mr. Cherry by the Company. This resulted in a gain on settlement of $77,842 (Note 11).

NOTE 11 - SUBSEQUENT EVENTS

The following events occurred during the period from the year ended February 28, 2010 to the date the financial statements were available to be issued on June 14, 2010:

i.           On March 29, 2010, the Board of Directors of the Company authorized the settlement of outstanding advance and loans of $375,000 by issuing a convertible promissory note in the principal amount of $375,000 (Note 7). The term of the convertible promissory note provided that in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at the rate of $0.05 per share. The convertible promissory note was issued to a non-United States resident in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended.

The creditor holding the $375,000 convertible promissory note (the "$375,000 Creditor") entered into assignments dated with four assignees (collectively, the "Assignees"), pursuant to which the $375,000 Creditor assigned a proportionate right of its title and interest in and to its $375,000 debt evidenced by its convertible promissory note to the Assignees.

On March 30, 2010, the Company received notices of conversions, from the Assignees pursuant to which the Assignees converted their respective right, title and interest in and to debt and the convertible promissory note into shares of common stock at the rate of $0.05 per share.

On April 5, 2010, the Company issued 7,500,000 restricted common shares at $0.05 per share in settlement of the convertible promissory note with the Assignees.

On April 13, 2010 the Company paid a total of $303,732 (inclusive of $9,606 of interest accrued subsequent to the year end) to pay out shareholder advances and accrued interest, leaving $100,000 outstanding, which is non-interest bearing, unsecured and no set terms of repayment (Note 7).

ii.         On March 29, 2010, the Board of Directors of the Company authorized the settlement of accounts payable of $25,000 by issuing a convertible promissory note in the principal amount of $25,000 (Note 5). The term of the convertible promissory note provided that in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at the rate of $0.05 per share. The convertible promissory note was issued to a non-United States resident in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended.

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 11 - SUBSEQUENT EVENTS (continued)

On March 30, 2010, the Company received notice of conversion, from the creditor holding the $25,000 convertible promissory note (the "$25,000 Creditor") pursuant to which the $25,000 Creditor converted their respective right, title and interest in and to debt and the convertible promissory note into shares of common stock at the rate of $0.05 per share.

On April 5, 2010, the Company issued 500,000 restricted common shares at $0.05 per share in settlement of the convertible promissory note with the $25,000 Creditor.

iii.        On April 5, 2010, the Board of Directors approved the granting of 4,250,000 stock options to certain officers and directors of the Company at $0.50 per share for terms of ten years.

iv.          On April 5, 2010, the Company entered into a letter of intent (the "LOI"), dated April 3, 2010 with Mercer Gold Corporation ("Mercer"), pursuant to which Mercer has granted to the Company an exclusive option (the "Option") to acquire all of Mercer's current underlying option interests under an option agreement, dated March 4, 2010 (the "Underlying Option Agreement"), as entered into between Mercer and Comunidad Mineral Guayabales (the "Underlying Property Owner"), pursuant to which Mercer acquired from the Underlying Property Owner an option (the "Underlying Option") to acquire a 100% legal, beneficial and registerable interest in and to certain mineral property concession interest which are held by way of license and which are located in the Municipality of Marmato, Colombia, and which are better known and described as the "Guayabales" property (collectively, the "Guayabales Property") (Note 4).

On April 13, 2010 the Company entered into a definitive Mineral Assets Option Agreement with Mercer (the "Definitive Option Agreement"). The Definitive Option Agreement replaces the previous underlying letter of intent. The Definitive Option Agreement provides that, in order to exercise its Option, the Company is obligated to:

1.   Pay to Mercer $200,000 immediately upon the execution of the Definitive Option Agreement (the "Effective Date") (paid on April 14, 2010);

2.   Issue to Mercer, both prior to and after the due and complete exercise of the Option, an aggregate of up to 20,000,000 restricted shares of the Company's common stock as follows:

-      an initial issuance of 10,000,000 shares within two business days of the Effective Date (which have been issued as of April 15, 2010); and

-      a final issuance of 10,000,000 shares within five business days of the Company's prior receipt of a "technical report" (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects ("NI 43-101") meeting certain criteria);

3.   Provide funding for or expend minimum cumulative "Expenditures" for "Exploration and Development" (as those terms are defined in the Definitive Option Agreement) work on or in connection with any of the mineral interests comprising the Guayabales Property interests of not less than $11,500,000 in the following manner:

-      no less than an initial $1,500,000 of the Expenditures shall be expended on the Property by December 31, 2010;

-      no less than a further $5,000,000 of the Expenditures shall be expended on the Property by December 31, 2011; and

-      no less than a final $5,000,000 of the Expenditures shall be expended on the Property by December 31, 2012; and

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

NOTE 11 - SUBSEQUENT EVENTS (continued)

4.   Pay on Mercer's behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Guayabales Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Definitive Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement.

v.          On April 14, 2010, the company issued 4,100,000 units at a price of $0.50 per unit for proceeds of $2,050,000. Each unit consist of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $1.00 per share up to April 14, 2011.

vi.          On May 28, 2010, 7,500,000 common shares previously issued to and registered in the name of Strathmore were returned to treasury and cancelled (Notes 4 and 8).

vii.        The Company settled with certain directors and/or shareholders on $183,388 of related party debt for total consideration of $62,545 resulting in a gain on settlement of $120,843 (Notes 6 and 10). The amounts were paid in April and May 2010.

viii.        On June 8, 2010, the Company filed a Certificate of Change with the Nevada Secretary of State in relation to the 1.5 for one forward split of the Company's common shares on March 11, 2008 (Note 8) to effect the 1.5 for one forward split of the Company's authorized common shares. As a result, the Company's authorized capital has been increased from 375,000,000 shares, par value of $0.001 per share, to 562,500,000 shares, par value of $0.001 per share. There is no accompanying change to the Company's issued and outstanding share capital.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting.

As of February 28, 2010, management assessed the effectiveness of the company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, as at February 28, 2010 such internal controls and procedures were effective.

The independent registered public accounting firm that audited the financial statements included with this annual report has issued an attestation report regarding our company's internal control over financial reporting, which attestation report has been included in the financial statements.

Changes in Internal Controls

There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

Not applicable.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date hereof are as follows:
Name	Age	Position with the Company
Rahim Jivraj	32	President, Chief Executive Officer and a director
William D. Thomas	58	Chief Financial Officer, Secretary, Treasurer and a director
Devinder Randhawa	50	Chairman of the Board, Director
Keith Laskowski	53	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Rahim Jivraj. Mr. Jivraj has served as our President, Chief Executive Officer and as a director of our company since April 16, 2010. Mr. Jivraj has been an entrepreneur for over ten years, in venture capital for eight years, and has assisted various private and public entities as a corporate advisor on matters related to finance, development and investor relations.

Mr. Jivraj was associated with two boutique venture capital and merchant banking firms based in Vancouver, Canada before leaving to pursue independent ventures in 2008. From March 2007 to November 2008, he founded and became the CEO and a Director of Spring & Mercer Capital Corporation, a public company listed under the TSX Venture Exchange's Capital Pool Company Program, which enables seasoned directors and officers to form and list a "Capital Pool Company" whose primary objective was to seek and acquire a business suitable for continued listing of the company on the Exchange. Mr. Jivraj has also served on the Boards of Directors of Afrasia Mineral Fields Inc. (from November 2005 to December 2006) and Hastings Resources Corp. (from October 2007 to May 2008), both public companies listed on the TSX Venture Exchange. On April 15, 2010, Mr. Jivraj was appointed as a director of Mainland Resources, Inc., a public company quoted on the OTC Bulletin Board. Mr. Jivraj previously served as the President and a Director of Mainland Resources from September 2007 to February 2008.

The Company's Board of Directors has determined that Mr. Jivraj should serve as a director given his experience in assisting private and public entities with finance, development and investor relations as well as his experience serving on boards of directors of other public companies.

William D. Thomas. Mr. Thomas has been our Chief Financial Officer, Secretary/Treasurer and a director of our company since August 18, 2008. Mr. Thomas has over thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is also the Chief Financial Officer, Secretary, Treasurer and a Director of Mainland Resources, Inc. and Morgan Creek Energy, Inc., Nevada corporations that trade on the OTC Bulletin Board. Mr. Thomas has held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as Director of Business Services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007 Mr. Thomas took on the role of Chief Financial Officer for two public resource companies; Hana Mining Inc. (TSX-V: HMG) and NWT Uranium Corp (TSX-V: NWT; OTCBB: NWURF). Mr. Thomas resigned from NWT Uranium Corp. and Hana Mining Inc in July, 2008 and March, 2010 respectively.

Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999), of Kerr McGee's China operations. While in China, Mr. Thomas was responsible for finance, including Sarbanes Oxley reporting, budgeting, treasury, procurement, taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC), and other Chinese and joint venture partners. Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in the East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee. Mr. Thomas previously worked as finance director of Kerr McGee's UK operations based in London/Aberdeen (1992-1996), and Kerr McGee's Canadian operations in Calgary, Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career Mr. Thomas has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee. Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee's worldwide operations. He was most notably involved in that company's initial entry into both China and the UK North Sea start ups of local and expatriate personnel that eventually developed into core areas (over $1 billion in value) for Kerr McGee, including the company's first operated offshore oil fields in China (CFD 1-1) and the UK (Gryphon).

In his early career Mr. Thomas also held senior management positions in the finance divisions of Norcen Energy Ltd., of Calgary, Alberta (1981-1984), Denison Mines Ltd, of Ontario, Canada (1978-1981), and Algoma Steel Corporation, of Sault Ste Marie, Ontario, Canada (1977). He was also a Senior Auditor for the accounting firm, Coopers & Lybrand, in Toronto, Canada (1975-1977).

Mr. Thomas attained his Chartered Accountant (CA) designation from the Canadian Institute of Chartered Accountants in 1977. He holds an Honors Bachelor of Commerce and Finance from the University of Toronto, Ontario, Canada.

The Company's Board of Directors has determined that Mr. Thomas should serve as a director given his over thirty years of experience in the finance and accounting areas for the natural resource sector and his involvement with our Company since August 2008.

Devinder Randhawa. Mr. Randhawa has served as a director of our company and Chairman of the Board since July 8, 2009. In addition, he briefly served as our interim President and Chief Executive Officer from March 31, 2010 to April 16, 2010. Mr. Randhawa is the founding Chief Executive Officer and Chairman of the Board of directors of Fission Energy Corp. (TSX-V: FIS). Fission Energy Corp. is involved in the exploration and development of uranium primarily in Canada and Peru. Mr. Randhawa founded Strathmore Minerals Corp. (TSX-V: STM; OTCBB: STHJF) in 1996 and served as its Chairman and Chief Executive Officer until January 2008. Strathmore Minerals Corp. is an uranium exploration company publically listed on the Exchange with assets in the United States, Canada and Peru. Mr. Randhawa was also the founder of Royal County Minerals Corp. and served as President and Chief Executive Officer and a director from May 1998 to July 2003. Royal County Minerals Corp. was a publically listed gold exploration company which traded on the Exchange. In 2003 Mr. Randhawa arranged the sale of Royal Country Minerals to Canadian Gold Hunter Corp. He was also the founder, and from December 2005 to May 2006 acted as the President, Chief Executive Officer and Chairman of the board of Pacific Asia China Energy, an Exchange listed company involved in the coal bed methane exploration business in three provinces of China. In July 2008 he was instrumental in arranging the sale of that company to a third party. In addition, Mr. Randhawa currently provides his services as Chief Executive Officer for Ballyliffin Capital Corp. (TSX-V: BLL.H), and as the President, Chief Executive Officer and a director for Jalna Minerals Corp. (TSX-V: JMA.H). Mr. Randhawa received his MBA from the University of British Columbia in 1985 subsequent to graduating with High Honors from Trinity Western University with a BA (Business Admin) in 1983.

The Company's Board of Directors has determined that Mr. Randhawa should serve as a director given his experience with public companies in the resource sector.

Keith Laskowski. Mr. Laskowski has served as a director of our company since April 20, 2010. He has also served as our Chief Geologist (not an executive officer position) since that date. Mr. Laskowski holds an MSc in Geology from the Colorado School of Mines and has more than 30 years of experience in precious and base metals exploration, uranium exploration and mine geology. He is also a "Qualified Person" as defined in National Instrument 43-101 governed by the Canadian Securities Administrators. Over the past 12 years Mr. Laskowski has assembled and directed private and publicly listed exploration companies located in Peru, Mongolia, Haiti, Mali, the United States and Canada, and has led the acquisition of more than 75 gold, uranium and copper exploration properties. He is the owner and operator of KAL Exploration Inc., a private Colorado corporation that provides exploration and management services to the mining industry based in Golden Colorado.

From 1980 to 1997, Mr. Laskowski was employed by Newmont Exploration Ltd., managing district exploration offices and regional gold exploration programs in the U.S., Canada, and the Caribbean. From 1997-2007 he initiated and managed exploration programs in Peru and Mongolia as President of Gallant Minerals Ltd. (formerly Harrods Minerals Ltd.). These programs developed a portfolio of gold, copper, uranium, and molybdenum properties, which were ventured to three separate companies. From 2005 to 2007, Mr. Laskowski acquired a portfolio of uranium properties and served as Vice-President and a director of Northern Canadian Uranium Inc., which was acquired by Bayswater Uranium Corp. in late 2007. He also served as Country Manager-Haiti for Eurasian Minerals Inc. from 2006 to 2009, where he identified three significant gold and copper discoveries (La Miel, Grand Bois and La Mine/Treuil), which are now held in joint ventures with Newmont Ventures Ltd. Since 2009 he has served as President of Canadian Shield Resources Inc., directing exploration programs in Peru, and he has served as a consultant to Mercer Gold Corporation (Canada), which resulted in the identification and subsequent acquisition of the Guayabales gold prospect in the Marmato gold district in Colombia.

Mr. Laskowski has served as an executive officer and director of three junior mining companies and is experienced in all aspects of the exploration business, specializing in marketing of new discoveries. He currently serves as a director of Canadian Shield Resources Ltd (TSX-V: EXP), Gallant Mineral Services Ltd. (U.K. Corporation), and Hastings Resources Corp. (TSX-V: HAS). He is a Fellow with the Society of Economic Geologists (FSEG), a member of the Society for Mining, Metallurgy, and Exploration (SME), and a member of and Qualified Person with the Mining and Metallurgical Society of America (MMSA).

The Company's board of directors has determined that Mr. Laskowski should serve as a director given his expertise as a geologist and his experience serving as an officer and director of other mining companies.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

Other than our executive officers, our Chief Geologist (not an executive officer position) and our in-country manager for our operations in Colombia (not an executive officer position), we do not employ any persons on a full-time or on a part-time basis. Rahim Jivraj is our President and Chief Executive Officer, and William Thomas is our Chief Financial Officer and Treasurer. These individuals are primarily responsible for all of our day-to-day operations. Keith Laskowski is our Chief Geologist. We appointed James Stonehouse as in-country manager for our operations in Colombia on June 14, 2010. Other services are provided by outsourcing and consultant and special purpose contracts.

James M. Stonehouse is an experienced mining and resource manager with a long history of field experience in South America beginning as early as 1976. He was Project Manager and in charge of all supervision developing feasibility for a 16,000 tpd heap leach SX-EW copper project (2008-2009), including supervision of metallurgical testing, process design, acquisition, and permitting. He has managed up to four separate companies in a difficult political environment (2006-2008) and tripled indicated reserves at principal projects in two of the companies.

Mr. Stonehouse completed feasibility and managed construction of a 2000 tpd heap leach facility in Central Asia (2004-2005). In the previous year, he took a reserve to development stage in a difficult permitting environment, handling the coordination of engineering, metallurgy and environmental compliance issues in order to satisfy project opponents. He also led a team of professionals that evaluated and used innovative metallurgical techniques to lift a known resource to the reserve status in Central Asia.

Mr. Stonehouse has played a prominent role in the management of numerous mining companies over the years in his positions as Executive Vice President, VP of Operations, VP of Exploration, General Manager, Mine Manager and lead independent consultant. He has been directly responsible for management and strategic development of over 20 mines, many with significant ore bodies and highly sophisticated applied mining techniques.

Until August 2009 he was VP of Operations for Copper Mesa Ming Corp. directing and supervising the efforts of five separate companies in Latin America and the U.S.A.

Mr. Stonehouse graduated with an M.A., Geology from Dartmouth College in Hanover, New Hampshire in 1976.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officers.

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

1.           A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.           Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.           Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.           Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.           Engaging in any type of business practice; or

c.           Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.           Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.           Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.           Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.           Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.           Any Federal or State securities or commodities law or regulation; or

b.           Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.           Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.           Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that such persons have complied with all applicable filing requirements during the year ended February 28, 2010, except as disclosed below:

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2010.
Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
William D. Thomas, Secretary, Treasurer, CFO & a director	1	2	Nil
Jas Butalia, former director	1	2	Nil
Marek Kreczmer, former President, CEO and a director	1	2	Nil
Henry Fowlds, former director	1	2	Nil
Richard Cherry, former director	1	2	Nil
D. Bruce Horton, former 10% holder	1	2	Nil

Code of Ethics

As disclosed in our current report on Form 10-K for our year ended February 28, 2009, pursuant to the written consent of our Board of Directors dated February 11, 2009, our Board of Directors adopted the following corporate governance documents (collectively, the "Corporate Governance Documents"): (i) Uranium International Corp. Corporate Governance Principles; (ii) Uranium International Corp. Nominating and Governance Committee Charter and Responsibilities; (iii) Uranium International Corp. Board Committees Policy; (iv) Uranium International Corp. Code of Business Conduct and Ethics; (v) Uranium International Corp. Code of Conduct for the Board of Directors; (vi) Uranium International Corp. Corporate Governance Guideline; (vii) Uranium International Corp. Corporate Governance Policy; (viii) Uranium International Corp. Conflict of Interest Policy; (ix) Uranium International Corp. Whistleblower Policy and Procedures; and (x) Uranium International Corp. Board Roles and Responsibilities.

We are currently in the process of reviewing and revising these Corporate Governance Documents, and intend to establish a revised Code of Conduct that applies to all directors and officers in the near future. Once we establish our revised Code of Conduct, we intend to post it to our website and also file it as an exhibit to a report filed with the SEC.

Audit Committee

Until April 5, 2010, when several of our directors resigned as described above, we had a separate Audit Committee consisting of three members. As of the date of filing of this Annual Report, our entire Board of Directors serves as our Audit Committee. We intend to appoint additional directors as set forth in our Schedule 14F-1 Information Statement as filed with the SEC on May 7, 2010. Once we appoint such additional directors, we intend to once again establish a separate Audit Committee. Mr. Thomas served on our Audit Committee previously, and we anticipate that he will continue to serve on our Audit Committee when it is reconvened.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to any of the following individuals during our fiscal years ended February 28, 2010 and 2009: (i) any person serving as our principal executive officer during our fiscal year ended February 28, 2010; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of February 28, 2010; and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as an executive officer of the Company as of February 28, 2010 (collectively, the "Named Executive Officers"):

Summary Compensation Table

Name and Principal Position	Year Ended Febru- ary 28,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non- Equity Incen- tive Plan Com- pen- sation ($)	Non- Quali- fied De- ferred Com- pen- sation Earn- ings ($)	All Other Com- pen- sation ($)	Total ($)
D. Bruce Horton, prior President and CEO(2)	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Richard Cherry, prior President and CEO(3)	2010	Nil	Nil	Nil	99,300	Nil	Nil	Nil	99,300
	2009	$180,000	Nil	Nil	1,503,420	Nil	Nil	Nil	1,683,420
Henry Martyn Fowlds, prior Secretary, Treasurer and CFO(4)	2010	Nil	Nil	Nil	99,300	Nil	Nil	Nil	99,300
	2009	21,600	Nil	Nil	375,857	Nil	Nil	Nil	397,457
Marek Kreczmer, prior President and CEO(5)	2010	Nil	Nil	Nil	397,000	Nil	Nil	Nil	397,000
	2009	Nil	Nil	Nil	2,184,286	Nil	Nil	Nil	2,184,286
William D. Thomas, current Secretary, Treasurer and CFO(6)	2010	Nil	Nil	Nil	198,500	Nil	Nil	Nil	198,500
	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) This amount represents the fair value of these stock options at the date of grant which was estimated using the Black-Scholes option pricing model. However, all Stock Options granted to our executive officers during fiscal year ended February 28, 2009 were cancelled effective as of April 16, 2009.

(2) Mr. Horton resigned as President, CEO and a director on April 1, 2008.

(3) Mr. Cherry resigned as President and CEO on July 9, 2008.

(4) Mr. Fowlds resigned as Secretary, Treasurer and CFO on August 18, 2008.

(5) Mr. Kreczmer served as our President and CEO from July 9, 2009 to January 1, 2010.

(6) Mr. Thomas has served as our Secretary, Treasurer and CFO since August 18, 2008.

Outstanding Equity Awards as of February 28, 2010

The following table sets forth outstanding equity awards as of February 28, 2010 with respect to each of the Named Executive Officers listed in the table above:

Outstanding Equity Awards as of February 28, 2010

	Option Awards					Stock Awards

Name	Number of secur- ities under- lying unexer- cised options exercise- able (#)	Number of secur- ities under- lying unexer- cised options unexer- cisable (#)	Equity incentive plan awards: number of securi- ties under- lying unexer- cised un- earned options (#)	Option exercise price ($)	Option expira- tion date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of un- earned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of un- earned shares, units or other rights that have not vested ($)

D. Bruce Horton	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Richard Cherry	250,000	Nil	Nil	0.50	7/4/10(1)	Nil	Nil	Nil	Nil
Henry Martyn Fowlds	250,000	Nil	Nil	0.50	7/4/10(2)	Nil	Nil	Nil	Nil
Marek Kreczmer	1,000,000	Nil	Nil	0.50	4/28/10(3)	Nil	Nil	Nil	Nil
William D. Thomas	500,000	Nil	Nil	0.50	4/17/19	Nil	Nil	Nil	Nil

(1) Mr. Cherry was granted 1,000,000 stock options on April 2, 2008 exercisable into 1,000,000 shares of common stock at $1.75 per share. The 1,000,000 stock options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Cherry of 250,000 stock options under our 2009 Stock Option Plan at an exercise price of $0.50 per share. Mr. Cherry resigned as a director on April 5, 2010. His stock options will automatically terminate 90 days after his resignation, that being July 4, 2010.

(2) Mr. Fowlds was granted 250,000 stock options on April 2, 2008 exercisable into 250,000 shares of common stock at $1.75 per share. The 250,000 stock options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Fowlds of 250,000 stock options under our 2009 Stock Option Plan at an exercise price of $0.50 per share. Mr. Fowlds resigned as a director on April 5, 2010. His stock options will automatically terminate 90 days after his resignation, that being July 4, 2010.

(3) Mr. Kreczmer was granted 1,000,000 stock options on July 9, 2008 exercisable into 1,000,000 shares of common stock at $3.00 per share. The 1,000,000 stock options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Kreczmer of 1,000,000 stock options under our 2009 Stock Option Plan at an exercise price of $0.50 per share. Mr. Kreczmer resigned as a director on January 28, 2010. His stock options automatically terminated 90 days after his resignation, that being April 28, 2010.

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors during our fiscal year ended February 28, 2010:

Director Compensation During Our Year Ended February 28, 2010

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(6)	Non- equity incentive plan compen- sation ($)	Non- qualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)

Richard M. Cherry(1)	Nil	Nil	99,300	Nil	Nil	Nil	99,300
Henry Martyn Fowlds(2)	Nil	Nil	99,300	Nil	Nil	Nil	99,300
Jas Butalia(3)	Nil	Nil	99,300	Nil	Nil	Nil	99,300
Marek Kreczmer(4)	Nil	Nil	397,000	Nil	Nil	Nil	397,000
William D. Thomas(5)	Nil	Nil	198,500	Nil	Nil	Nil	198,500
Devinder Randhawa	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Mr. Cherry was granted 1,000,000 stock options on April 2, 2008 exercisable into 1,000,000 shares of common stock at $1.75 per share. The 1,000,000 stock options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Cherry of 250,000 stock options under our 2009 Stock Option Plan at an exercise price of $0.50 per share. Mr. Cherry resigned as a director on April 5, 2010. His stock options will automatically terminate 90 days after his resignation.

(2) Mr. Fowlds was granted 250,000 stock options on April 2, 2008 exercisable into 250,000 shares of common stock at $1.75 per share. The 250,000 stock options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Fowlds of 250,000 stock options under our 2009 Stock Option Plan at an exercise price of $0.50 per share. Mr. Fowlds resigned as a director on April 5, 2010. His stock options will automatically terminate 90 days after his resignation.

(3) Mr. Butalia was granted 500,000 stock options on April 2, 2008 exercisable into 500,000 shares of common stock at $1.75 per share. The 500,000 stock options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Butalia of 250,000 stock options under our 2009 Stock Option Plan at an exercise price of $0.50 per share. Mr. Butalia resigned as a director on April 5, 2010. His stock options will automatically terminate 90 days after his resignation.

(4) Mr. Kreczmer was granted 1,000,000 stock options on July 9, 2008 exercisable into 1,000,000 shares of common stock at $3.00 per share. The 1,000,000 stock options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Kreczmer of 1,000,000 stock options under our 2009 Stock Option Plan at an exercise price of $0.50 per share. Mr. Kreczmer resigned as a director on January 28, 2010. His stock options automatically terminated 90 days after his resignation.

(5) Mr. Thomas was granted 750,000 stock options on August 18, 2008 exercisable into 750,000 shares of common stock at $3.00 per share. The 750,000 stock options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Thomas of 500,000 stock options under our 2009 Stock Option Plan at an exercise price of $0.50 per share.

(6) The aggregate number of option awards outstanding for each director as of February 28, 2010 was as follows: Mr. Cherry (250,000), Mr. Fowlds (250,000), Mr. Butalia (250,000), Mr. Kreczmer (1,000,000), Mr. Thomas (500,000) and Mr. Randhawa (Nil).

Employment and Consulting Agreements

Kreczmer Executive Services Agreement

On July 9, 2008, we entered into a verbal agreement with Mr. Kreczmer regarding compensation for services to be rendered relating to his position as our President and Chief Executive Officer. As of February 28, 2010 and the date hereof, no amounts have been paid nor accrued for fees due or owing to Mr. Kreczmer. Furthermore, we granted to Mr. Kreczmer 1,000,000 stock options exercisable into 1,000,000 shares of common stock at an exercise price of $3.00 per share for a period of ten years which, as of April 19, 2009, were cancelled. Concurrently, we granted 1,000,000 stock options exercisable into 1,000,000 shares of common stock at an exercise price of $0.50 per share for a period of ten years. Mr. Kreczmer resigned as our President and Chief Executive Officer and a director on January 28, 2010. These stock options automatically terminated 90 days after his resignation in accordance with their terms.

Cherry Executive Services Agreement

On April 1, 2008, we entered into an executive services agreement with Cleary Petroleum Corporation, an Oklahoma corporation ("Clearly Petroleum") and Richard M. Cherry (the "Cherry Executive Agreement"). In accordance with the terms and provisions of the Cherry Executive Agreement, Mr. Cherry, through Cleary Petroleum, provided to us such services as required relating to his executive position as our President and Chief Executive Officer. In accordance with the further terms and provisions of the Cherry Executive Agreement, we were to pay to Cleary Petroleum a monthly fee of $25,000. The Cherry Executive Agreement was terminated on January 31, 2009.

Henry Martyn Fowlds

On August 24, 2007, we agreed to pay to Henry Fowlds a consulting fee of $1,800 per month on a month to month basis associated with his executive position as our Chief Financial Officer. As of August 18, 2008, this agreement was terminated.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 14, 2010 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Common Stock(2)
Directors and Officers
Common Stock	Rahim Jivraj	3,750,000(3)	5.4%
Common Stock	William D. Thomas	750,000(4)	1.1%
Common Stock	Devinder Randhawa	Nil	Nil
Common Stock	Keith Laskowski	3,250,000(5)	4.7%
Common Stock	All executive officers and directors as a Group (4 persons)	7,750,000(6)	10.9%
5% Shareholders
Common Stock	N/A	N/A	N/A

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares (i) voting power, which includes the power to vote, or to direct the voting of shares, and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2) The percentage of class is based on 68,637,500 shares of common stock issued and outstanding as of June 14, 2010.

(3) Consists of 3,000,000 shares of common stock and options to purchase 750,000 shares of common stock at $0.50 per share expiring on April 10, 2020.

(4) Consists of options to purchase 750,000 shares of common stock at $0.50 per share (500,000 of which expire on April 17, 2019 and the remaining 250,000 of which expire on April 10, 2020).

(5) Consists of 2,500,000 shares of common stock and options to purchase 750,000 shares of common stock at $0.50 per share expiring on April 10, 2020.

(6) Consists of 5,500,000 shares of common stock and options to purchase 2,250,000 shares of common stock at $0.50 per share.

Changes in Control

There has not been a change in control of the Company since the beginning of the Company's last fiscal year.

However, as previously reported on our Current Report on Form 8-K as filed with the SEC on April 7, 2010, effective on April 5, 2010, our Board of Directors authorized the acceptance of the resignations of certain members of our Board of Directors. The Board of Directors held a special meeting on March 30, 2010 pursuant to which the Board of Directors authorized and approved the re-structuring and re-organization of the Company, including the change in business operations from the uranium mining industry to the gold mining industry (the "Re-Organization"). In connection with the Re-Organization, Jas Butalia, Henry Fowlds and Richard Cherry tendered to the Company their respective resignations as members of the Board of Directors. There were no disagreements or disputes between the Company and any of Messrs. Butalia, Fowlds or Cherry. Thus, as of April 5, 2010, the Board of Directors of the Company consisted of William D. Thomas and Devinder Randhawa.

As previously disclosed in our Current Report on Form 8-K as filed with the SEC on April 22, 2010, the Company's Board of Directors (i) accepted the consent of Rahim Jivraj to serve as President, Chief Executive Officer and a director of the Company effective April 16, 2010, and (ii) accepted the consent of Keith Laskowski to serve as the Company's Chief Geologist (not an executive officer position) and as a director of the Company effective April 20, 2010. The appointments of Messrs. Jivraj and Laskowski as directors of the Company increased the size of the Company's Board of Directors from two members to four members.

As indicated in the Company's Schedule 14F-1 Information Statement as filed with the SEC on May 7, 2010, we plan to add two additional directors, Dr. David Shaw and Edward Flood, to the Company's Board of Directors.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described herein, none of the following parties (each a "Related Party") has, since the beginning of our fiscal year ended February 28, 2009, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  any of our directors or officers;

  any person proposed as a nominee for election as a director;

  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

  any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Marek Kreczmer (former officer and director)

On July 9, 2008, we entered into a verbal agreement with Marek Kreczmer regarding compensation for services to be rendered relating to his position as our President and Chief Executive Officer. As of the date hereof, no amounts had been paid nor accrued for fees due or owing to Mr. Kreczmer. Furthermore, we granted to Mr. Kreczmer 1,000,000 stock options exercisable into 1,000,000 shares of common stock at an exercise price of $3.00 per share for a period of ten years which, as of April 19, 2009, were cancelled. Concurrently, we granted 1,000,000 stock options exercisable into 1,000,000 shares of common stock at an exercise price of $0.50 per share for a period of ten years. Mr. Kreczmer resigned as our President and Chief Executive Officer and a director on January 28, 2010. These stock options automatically terminated 90 days after his resignation in accordance with their terms.

Richard M. Cherry (former officer and director)

Richard M. Cherry was granted 1,000,000 stock options on April 2, 2008 exercisable into 1,000,000 shares of common stock at $1.75 per share. The 1,000,000 stock options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Cherry of 250,000 stock options under our 2009 Stock Option Plan at an exercise price of $0.50 per share. Mr. Cherry resigned as an officer on July 9, 2008 and as a director on April 5, 2010. These stock options will automatically terminate 90 days after his resignation in accordance with their terms.

Henry Martyn Fowlds (former officer and director)

Martyn Fowlds was granted 250,000 stock options on April 2, 2008 exercisable into 250,000 shares of common stock at $1.75 per share. The 250,000 stock options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Fowlds of 250,000 stock options under our 2009 Stock Option Plan at an exercise price of $0.50 per share. Mr. Fowlds resigned as an officer on August 18, 2008 and as a director on April 5, 2010. These stock options will automatically terminate 90 days after his resignation in accordance with their terms.

Jas Butalia (former director)

Jas Butalia was granted 500,000 stock options on April 2, 2008 exercisable into 500,000 shares of common stock at $1.75 per share. The 500,000 stock options were cancelled effective April 19, 2009. Concurrently, on April 19, 2009, our Board of Directors approved the granting to Mr. Butalia of 250,000 stock options under our 2009 Stock Option Plan at an exercise price of $0.50 per share. Mr. Butalia resigned as a director on April 5, 2010. These stock options will automatically terminate 90 days after his resignation in accordance with their terms.

Rahim Jivraj (current officer and director)

The Company has agreed to pay Mr. Jivraj $12,000 per month to serve as President, Chief Executive Officer and a director. In addition, on April 10, 2010, the Company granted Mr. Jivraj options to purchase 750,000 shares of common stock at $0.50 per share, expiring on April 10, 2020.

William D. Thomas (current officer and director)

On April 17, 2009, the Company granted to Mr. Thomas options to purchase 500,000 shares of common stock at $0.50 per share, expiring on April 17, 2019. On April 10, 2010, the Company granted Mr. Thomas options to purchase an additional 250,000 shares of common stock at $0.50 per share, expiring on April 10, 2020.

Keith Laskowski (current director)

On April 10, 2010, the Company granted Mr. Laskowski options to purchase 750,000 shares of common stock at $0.50 per share, expiring on April 10, 2020.

David Shaw (proposed director)

On April 10, 2010, the Company granted Dr. Shaw options to purchase 750,000 shares of common stock at $0.50 per share, expiring on April 10, 2020.

Edward Flood (proposed director)

On April 10, 2010, the Company granted Mr. Flood options to purchase 750,000 shares of common stock at $0.50 per share, expiring on April 10, 2020.

Shareholder Loan

On June 4, 2007, we issued a promissory note to one of our shareholders in the principal amount of $250,000 with interest at 10% per annum. During fiscal year ended February 29, 2008, the shareholder advanced to us a further $111,000, and during fiscal year ended February 28, 2009, the shareholder further advanced to us an aggregate of $130,000, in each case with interest at 10% per annum. Thus, as of February 28, 2009, an aggregate of $552,481 was due and owing to the shareholder consisting of principal and accrued interest of $491,000 and $61,481, respectively. Subsequently, the shareholder advanced an additional $160,000, bringing the total principal to $651,000 and accrued interest thereon to $118,126 as of February 28, 2010. In March 2010 we settled $375,000 of the debt through the issuance of a convertible promissory note, which was converted into 7,500,000 shares of our common stock at a deemed issuance price of $0.05 per share, and (ii) in April 2010 we repaid the remaining amount outstanding in cash.

Our Board of Directors reviews any proposed transactions involving Related Parties and considerers whether such transactions are fair and reasonable an in the Company's best interests.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

James Stafford serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended February 28, 2010 and 2009. Aggregate fees for professional services rendered to us by our auditors are set forth below:

	Year Ended February 28, 2010	Year Ended February 28, 2009
Audit Fees	$ 24,263	$ 20,793
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
Total	$ 24,263	$ 20,793

Audit Fees. Aggregate fees for professional services in connection with the audit of our annual financial statements and the quarterly reviews of our financial statements included in our quarterly reports.

Audit-Related Fees. Our auditors provided audit-related services to us in connection with the review of other regulatory filings.

Tax Fees. Our auditors did not provide tax preparation services.

All Other Fees. Our auditors did not provide any other services to us other than those described above.

Pre-Approval of Services by the Independent Auditor

The Audit Committee (or, at the present time, the Board of Directors, which is functioning as our Audit Committee) is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor, James Stafford. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by James Stafford. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by James Stafford which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has approved all of the audit and permitted non-audit services performed by James Stafford in the year ended February 28, 2010.

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Mineral Property Staking and Purchase Agreement dated January 28, 2005 between Ancor Resources Inc. and Laurence Stephenson (1)
10.2	Nose Rock Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated September 14, 2007 (2)
10.3	Dalton Pass Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated October 5, 2007 (3)
10.4	NWT Uranium Corp. and Nu-Mex Uranium Corp. Terminate Arrangement Agreement dated February 13, 2008 (4)
10.5	Executive Services Agreement dated April 1, 2008 among Uranium International Corp., Cleary Petroleum Corp. and Richard M. Cherry (5)
10.6	Letter Option Agreement dated December 9, 2008 between Uranium International Corp. and Geoforum Scandinavia AB (6)
10.7	Letter Option Agreement dated January 15, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (7)
10.8	Letter Agreement dated April 21, 2009, effective April 23, 2009, between Uranium International Corp. and Continental Precious Metals Inc. (8)
10.9	Option Agreement dated October 29, 2009 between Uranium International Corp. and Geoforum Scandinavia AB (9)
10.10	Option Agreement dated November 17, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (10)
10.11	Mineral Assets Option Agreement between Mercer Gold Corp. and Uranium International Corp., dated April 13, 2010 (11)
10.12	2010 Stock Incentive Plan *
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

*          Filed herewith
(1)           Incorporated by reference from our Form SB-2, filed with the SEC on September 13, 2006.
(2)           Incorporated by reference from our Form 8-K, filed with the SEC on September 14, 2007.
(3)           Incorporated by reference from our Form 8-K, filed with the SEC on October 12, 2007.
(4)           Incorporated by reference from our Form 8-K, filed with the SEC on February 19, 2008.
(5)           Incorporated by reference from our Form 8-K, filed with the SEC on April 7, 2008.
(6)           Incorporated by reference from our Form 8-K, filed with the SEC on December 19, 2008.
(7)           Incorporated by reference from our Form 8-K, filed with the SEC on January 23, 2009.
(8)           Incorporated by reference from our Form 8-K, filed with the SEC on May 1, 2009.
(9)           Incorporated by reference from our Form 8-K, filed with the SEC on November 12, 2009.
(10)         Incorporated by reference from our Form 8-K, filed with the SEC on November 27, 2009.
(11)         Incorporated by reference from our Form 8-K, filed with the SEC on April 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM INTERNATIONAL CORP.

By:       /s/ Rahim Jivraj
             Rahim Jivraj
             President & Chief Executive Officer
             Date: June 16, 2010

By:       /s/ William D. Thomas
             William D. Thomas
             Secretary, Treasurer and Chief Financial Officer
             Date: June 16, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Rahim Jivraj
             Rahim Jivraj
             Director
             Date: June 16, 2010

By:       /s/ William D. Thomas
             William D. Thomas
             Director
             Date: June 16, 2010

By:       /s/ Devinder Randhawa
             Devinder Randhawa
             Director

             Date: June 16, 2010

By:       /s/ Keith Laskowski
             Keith Laskowski
             Director
             Date: June 16, 2010

__________