Form 10-Q
period 2010-05-31
MERCER GOLD CORP.
filed 2010-07-15
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52660

MERCER GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1769847 (I.R.S. Employer Identification No.)
15710 W. Colfax Ave, Suite 201 Golden, CO (Address of principal executive offices)	80401 (Zip Code)
(303) 235-8099 Registrant's telephone number, including area code
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 68,637,500 shares of common stock as of July 14, 2010.

MERCER GOLD CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
May 31, 2010

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this quarterly report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this quarterly report. Forward-looking statements in this quarterly report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors referred to under "Risk Factors" in our annual report on Form 10-K file with the SEC.

The forward-looking statements in this quarterly report are made as of the date of this quarterly report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited interim financial statements of Mercer Gold Corporation (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

It is the opinion of management the unaudited condensed interim financial statements for the three months ended May 31, 2010 and 2009 include all adjustments necessary in order to ensure that the unaudited condensed interim financial statements are not misleading. These unaudited condensed interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim condensed financial statements follow the same accounting policies and methods of their application as our Company's audited annual financial statements for the year ended February 28, 2010. All adjustments are of a normal recurring nature. These unaudited condensed interim financial statements should be read in conjunction with our Company's audited annual financial statements as of and for the year ended February 28, 2010.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

BALANCE SHEETS
(Expressed in U.S. Dollars)
	May 31, 2010	February 28, 2010

	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,105,066	$ -
Prepaid expense	2,407	385

TOTAL CURRENT ASSETS	1,107,473	385
MINERAL PROPERTY COSTS (Note 4)	5,200,000	100,000

TOTAL ASSETS	$ 6,307,473	$ 100,385

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Bank overdraft	$ -	$ 340
Accounts payable and accrued liabilities (Note 5)	22,080	155,191
Due to related parties (Note 6)	8,435	183,388
Related party promissory note payable (Note 7)	100,000	769,126

TOTAL LIABILITIES	130,515	1,108,045

NATURE OF OPERATIONS AND BASIS OF PRESENTATION, COMMITMENTS AND SUBSEQUENT EVENTS (Notes 1, 10 and 11)
STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock (Note 8) Authorized 562,500,000 shares of common stock, $0.001 par value
Issued and outstanding 68,637,500 common shares (February 28, 2010 - 54,037,500)	68,638	54,038
Additional paid-in-capital	32,479,565	24,044,407
Warrants	1,009,317	-
Deficit accumulated during exploration stage	(27,380,562)	(25,106,105)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	6,176,958	(1,007,660)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 6,307,473	$ 100,385

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
	For the period from the date of inception (October 11, 2004) to May 31, 2010	For the three months ended May 31, 2010	For the three months ended May 31, 2009	For the three months ended May 31, 2008

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs (Note 4)	$ 14,625,000	$ 100,000	$ -	$ -
Bank charges	4,939	596	313	68
Consulting fees	242,672	63,512	-	60,000
Interest expense (Note 7)	127,795	9,607	12,994	9,099
Legal and accounting (recovery)	604,955	55,098	(712)	21,671
Management fees (recovery) (Note 6)	385,357	(86,843)	-	120,400
Marketing and promotion	52,972	78	81	-
Mineral property exploration	97,203	74,460	-	-
Office and miscellaneous	105,285	31,747	1,011	3,885
Rent	47,390	14,399	3,383	2,866
Stock-based compensation (Note 8)	11,057,620	2,009,075	1,091,640	3,740,000
Transfer agent fees	29,374	2,728	3,858	1,069

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	27,380,562	2,274,457	1,112,568	3,959,058

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$ (27,380,562)	$ (2,274,457)	$ (1,112,568)	$ (3,959,058)

BASIC AND DILUTED LOSS AND COMPREHENSIVE LOSS PER COMMON SHARE	$ (0.03)	$ (0.02)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	66,392,935	46,537,500	54,037,500

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO MAY 31, 2010
(Expressed in U.S. Dollars)
(unaudited)
	Common stock		Additional paid in capital	Warrants	Deficit accumulated during exploration stage	Total stockholders' equity (deficiency)
	Number of shares	Amount

Balance, October 11, 2004 (inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.00013 per share - November 29, 2004 (Note 8)	30,000,000	30,000	(26,000)	-	-	4,000
Common stock issued for cash at $0.00013 per share - January 10, 2005 (Note 8)	18,000,000	18,000	(15,600)	-	-	2,400
Common stock issued for cash at $0.00013 per share - January 21, 2005 (Note 8)	11,250,000	11,250	3,750	-	-	15,000
Common stock issued for cash at $0.00013 per share - January 25, 2005 (Note 8)	1,500,000	1,500	500	-	-	2,000
Common stock issued for cash at $0.00013 per share - February 1, 2005 (Note 8)	187,500	188	2,312	-	-	2,500
Net loss for the period	-	-	-	-	(3,051)	(3,051)

Balance, February 28, 2005	60,937,500	60,938	(35,038)	-	(3,051)	22,849
Net loss for the year	-	-	-	-	(12,401)	(12,401)

Balance, February 28, 2006	60,937,500	60,938	(35,038)	-	(15,452)	10,448
Contributions to capital by related parties	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(64,770)	(64,770)

Balance, February 28, 2007	60,937,500	60,938	(11,038)	-	(80,222)	(30,322)
Restricted common shares returned and cancelled (Note 8)	(15,000,000)	(15,000)	15,000	-	-	-
Common shares issued per Nose Rock Agreement (Notes 4 and 8)	7,500,000	7,500	13,992,500	-	-	14,000,000
Common shares issued for cash at $1.67 per share - February 26, 2008 (Note 8)	600,000	600	816,316	-	-	816,916
Warrants issued for cash - February 26, 2008 (Note 8)	-	-	-	183,084	-	183,084
Net loss for the year	-	-	-	-	(15,075,151)	(15,075,151)

Balance, February 29, 2008	54,037,500	54,038	14,812,778	183,084	(15,155,373)	(105,473)
Stock-based compensation (Note 8)	-	-	7,956,905	-	-	7,956,905
Warrants expired during the year (Note 8)	-	-	183,084	(183,084)	-	-
Net loss for the year	-	-	-	-	(8,685,803)	(8,685,803)

Balance, February 28, 2009	54,037,500	$ 54,038	$22,952,767	$ -	$ (23,841,176)	$ (834,371)

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO MAY 31, 2010
(Expressed in U.S. Dollars)
(unaudited)
	Common stock		Additional paid in capital	Warrants	Deficit accumulated during exploration stage	Total stockholders' equity (deficiency)
	Number of shares	Amount

Balance forward, February 28, 2009	54,037,500	$ 54,038	$22,952,767	$ -	$ (23,841,176)	$ (834,371)
Stock-based compensation (Note 8)	-	-	1,091,640	-	-	1,091,640
Net loss for the year	-	-	-	-	(1,264,929)	(1,264,929)

Balance, February 28, 2010	54,037,500	54,038	24,044,407	-	(25,106,105)	(1,007,660)
Commons shares issued for debt - April 5, 2010 at $0.05 per share (Notes 7 and 8)	8,000,000	8,000	392,000	-	-	400,000
Common shares issued for cash at $0.50 per share - April 14, 2010 (Note 8)	4,100,000	4,100	1,036,583	-	-	1,040,683
Warrants issued for cash - April 14, 2010 (Note 8)	-	-	-	1,009,317	-	1,009,317
Common shares issued per Mercer Option Agreement (Note 4)	10,000,000	10,000	4,990,000	-	-	5,000,000
Common shares cancelled per Nose Rock Termination Agreement - May 28, 2010 (Notes 4 and 8)	(7,500,000)	(7,500)	7,500	-	-	-
Stock-based compensation (Note 8)	-	-	2,009,075	-	-	2,009,075
Net loss for the period	-	-	-	-	(2,274,457)	(2,274,457)

Balance, May 31, 2010	68,637,500	$ 68,638	$32,479,565	$ 1,009,317	$ (27,380,562)	$ 6,176,958

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
	For the period from the date of inception (October 11, 2004) to May 31, 2010	For the three months ended May 31, 2010	For the three months ended May 31, 2009	For the three months ended May 31, 2008

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (27,380,562)	$ (2,274,457)	$(1,112,568)	$ (3,959,058)
Adjustments to reconcile net loss to net cash used in operating activities:
- Accrued interest on related party promissory note (Note 7)	-	(118,126)	12,994	9,099
- Contributions to capital by related parties	24,000	-	-	-
- Write down of mineral property acquisition costs (Note 4)	14,625,000	100,000	-	-
- Stock-based compensation (Note 8)	11,057,620	2,009,075	1,091,640	3,740,000
- Non-cash gain on settlement of debt (Note 6)	(120,843)	(120,843)	-	-
Changes in operating assets and liabilities
- Increase in prepaid expenses	(2,407)	(2,022)	(1,869)	(1,660)
- Increase (decrease) in accounts payable and accrued liabilities	47,080	(108,111)	(52,637)	6,283
- Increase (decrease) in due to related parties	129,278	(54,110)	(14,020)	3,200

NET CASH USED IN OPERATING ACTIVITIES	(1,620,834)	(568,594)	(76,460)	(202,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property interests (Note 4)	(825,000)	(200,000)	(25,000)	-
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(825,000)	(200,000)	(25,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(340)	-	-
Advances from (repayments to) related parties (Note 7)	475,000	(176,000)	55,000	-
Common shares issued for cash	3,075,900	2,050,000	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,550,900	1,873,660	55,000	-

INCREASE (DECREASE) IN CASH	1,105,066	1,105,066	(46,460)	(202,136)
CASH, BEGINNING OF PERIOD	-	-	51,923	336,260

CASH, END OF PERIOD	$ 1,105,066	$ 1,105,066	$ 5,463	$ 134,124

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
Cash paid for interest	$ 9,607	$ 9,607	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -	$ -
Non-cash transactions:
Donated rent and services	$ 24,000	$ -	$ -	$ -
Shares issued for exploration expenses	$ 14,000,000	$ -	$ -	$ -
Shares issued for mineral properties	$ 5,000,000	$ 5,000,000	$ -	$ -
Shares issued on settlement of debts	$ 400,000	$ 400,000	$ -	$ -

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mercer Gold Corporation (the "Company") was incorporated under the laws of the State of Nevada on October 11, 2004 to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On May 24, 2007 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Ancor Resources, Inc.) would merge with its newly incorporated and wholly-owned subsidiary, Nu-Mex Uranium Corp. ("Nu-Mex"). This merger became effective June 4, 2007 and the Company, being the surviving entity, changed its name to Nu-Mex Uranium Corp. On February 26, 2008 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Nu-Mex) would merge with its newly incorporated and wholly-owned subsidiary, Uranium International Corp. ("UIC"). This merger became effective as of March 11, 2008 and the Company, being the surviving entity, changed its name to Uranium International Corp. On May 17, 2010 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as UIC) would merge with its newly incorporated and wholly-owned subsidiary, Mercer Gold Corporation ("Mercer"). This merger became effective on the OTC Bulletin Board and effective with the State of Nevada on June 17, 2010 and the Company, being the surviving entity, changed its name to Mercer Gold Corporation. The Company intends to engage in the acquisition and exploration of mining properties. The Company is in the exploration stage and its operations principally involve research and development, market analysis, property evaluation and other business planning activities, and no revenue has been generated to date.

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

Going Concern

The Company's interim financial statements as at May 31, 2010, and for the period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating losses since inception of $27,380,562. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current period's financial statement presentation.

NOTE 2 - CHANGES IN ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46(R)".  SFAS No. 167, which amends ASC 810-10, "Consolidation", prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity ("VIE") and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective March 1, 2010.  The adoption of this guidance did not have a significant impact on the Company's interim financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfer of Financial Assets - an amendment of FASB Statement".  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, "Transfers and Servicing", and removes the exception from applying ASC 810-10, "Consolidation". This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective March 1, 2010.  The adoption of this guidance did not have a significant impact on the Company's interim financial statements.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company adopted ASU 2010-06 related to Levels 1 and 2 disclosures on March 1, 2010 and the adoption of this guidance did not have a material effect on its interim financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these interim financial statements.

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. GAAP applicable to exploration stage enterprises. The functional currency is the U.S. dollar, and the financial statements are presented in U.S. dollars.

Mineral Property Expenditures

Mineral property acquisition costs are initially capitalized as intangible assets when purchased. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Expenditures (continued)

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

As of the date of these interim financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Asset Retirement Obligations

The Company has adopted ASC 410, "Asset Retirement and Environmental Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are the determination of the fair value of transactions involving common stock and financial instruments. Other areas requiring estimates include deferred tax balances and asset impairment tests.

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were cash and cash equivalents as of May 31, 2010 that exceeded federally insured limits.

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

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Foreign Currency Translation

The financial statements are presented in U.S. dollars. In accordance with ASC 830, "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To May 31, 2010, the Company has not recorded any translation adjustments into stockholders' equity.

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

The Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162". The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector setter into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company's references to GAAP accounting standards but did not impact the Company's results of operations, financial position or liquidity.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new guidance for accounting for noncontrolling interests.  The new guidance, which is now part of ASC 810, "Consolidation" establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners.  The new guidance was effective for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or cash flows.

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

In January 2010, the FASB issued ASU No. 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash", which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. ASU No. 2010-01 was effective for interim and annual periods ending on or after December 15, 2009. The adoption of the ASU No. 2010-01 did not have a material impact on the Company's financial statements.

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

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASC No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company's financial statements.

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

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 is not expected to have a material effect on the Company's financial statements.

NOTE 4 - MINERAL EXPLORATION PROPERTIES

(a)   Guayabales Property

On April 5, 2010, the Company entered into a letter of intent (the "LOI"), dated April 3, 2010 with Mercer Gold Corp., a private Canadian corporation ("Mercer Canada"). Pursuant to the LOI, Mercer Canada has granted to the Company an exclusive option (the "Option") to acquire all of Mercer Canada's current underlying option interests under an option agreement, dated March 4, 2010 (the "Underlying Option Agreement"), as entered into between Mercer Canada and Comunidad Mineral Guayabales (the "Underlying Property Owner"). Pursuant to the Underlying Option Agreement, Mercer Canada acquired from CMG an option (the "Underlying Option") to acquire a 100% legal, beneficial and registerable interest in and to certain mineral property concession interests which are held by way of license. The mineral property interests are located in the Municipality of Marmato, Colombia and are better known and described as the "Guayabales" property (collectively, the "Property").

On April 13, 2010, the Company entered into a definitive Mineral Assets Option Agreement with Mercer Canada (the "Mercer Option Agreement"). The Mercer Option Agreement replaces the previous underlying LOI. The Mercer Option Agreement provides that, in order to exercise its Option, the Company is obligated to:

1.   Pay to Mercer Canada $200,000 immediately upon the execution of the Mercer Option Agreement (the "Effective Date") (paid on April 14, 2010);

2.   Issue to Mercer Canada, both prior to and after the due and complete exercise of the Options, an aggregate of up to 20,000,000 restricted shares of the Company's common stock as follows:

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 4 - MINERAL EXPLORATION PROPERTIES (continued)

(a)   Guayabales Property (continued)

-   an initial issuance of 10,000,000 shares within two business days of the Effective Date (issued on April 15, 2010) (Note 8); and

-   a final issuance of 10,000,000 shares within five business days of the Company's prior receipt of a "technical report" (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects ("NI 43-101") meeting certain criteria);

3.   Provide funding for or expend minimum cumulative "Expenditures" for "Exploration and Development" (as defined in the Mercer Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests of not less than $11,500,000 in the following manner:

-   no less than an initial $1,500,000 of the Expenditures shall be expended on the Property by December 31, 2010;

-   no less than a further $5,000,000 of the Expenditures shall be expended on the Property by December 31, 2011; and

-   no less than a final $5,000,000 of the Expenditures shall be expended on the Property by December 31, 2012; and

4.   Pay on Mercer Canada's behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Mercer Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to CMG under the Underlying Option Agreement.

(b)   Geoforum Scandinavia AB Property

Effective December 9, 2008, the Company entered into a written letter option agreement with Geoforum Scandinavia AB ("Geoforum") for the exclusive option to acquire a 100% undivided interest in four mineral properties in Sweden (the "Geoforum Properties"), subject to a 3% NSR royalty ("Geoforum Letter Option Agreement"). A payment of $25,000 was required on or before the earlier of the expiration of the due diligence period or February 28, 2009 (the "Geoforum Effective Date") (accrued as at February 28, 2009 and paid on March 6, 2009). On October 29, 2009, the Company entered into a Formal Option Agreement with Geoforum (the "Geoforum Option Agreement").

Under the terms of the Geoforum Option Agreement, in order to exercise the Option, the Company must:

1.   Pay $25,000 at the date of the execution of the Formal Option Agreement (the "Effective Date") (paid on November 5, 2009);

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

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 4 - MINERAL EXPLORATION PROPERTIES (continued)

(b)   Geoforum Scandinavia AB Property (continued)

The Company has the option to extend the period in which to incur the exploration expenses from seven years to nine years by paying Geoforum an additional $100,000.

The Board of Directors determined that it was not in the best interests of the Company and its stockholders to proceed with the acquisition and development of the Geoforum Properties in accordance with the terms and provisions of the Geoforum Option Agreement and the Company authorized the termination of the Geoforum Option Agreement. The Company and Geoforum agreed that the Geoforum Option Agreement would be terminated and the Company and Geoforum would be released from their respective duties and obligations. The Company has forfeited its deposit of the $50,000 paid to Geoforum which was recorded as a loss during the period.

(c)   Trans Atlantic Metals AB Property

Effective January 15, 2009, the Company entered into a written letter option agreement with Trans Atlantic Metals AG ("TAM") and its wholly owned subsidiary, T.A. Metal, Sweden AG for exclusive options to acquire up to an 80% undivided interest in four mineral properties in Sweden (collectively, the "TAM Properties"), subject to a 3% NSR royalty (the "TAM Option"). A payment of $25,000 was required on or before the earlier of the expiration of the due diligence period or February 28, 2009 (the "TAM Effective Date") (accrued as at February 28, 2009 and paid on March 2, 2009). On November 17, 2009, the Company entered into a Formal Option Agreement with TAM (the "TAM Option Agreement").

Under the terms of the TAM Option Agreement, in order to exercise the first TAM Option for 51%, the Company must:

1.   Pay $25,000 at the date of execution of the TAM Option Agreement (paid on November 23, 2009);

2.   Pay an additional $25,000 on or before one year from the date of execution of the TAM Option Agreement (the "Anniversary Date");

3.   Pay an additional $25,000 upon each and every Anniversary Date thereafter until either the Company acquires 80% interest in the properties or the TAM Option Agreement is terminated;

4.   Issue 50,000 shares of the Company's common stock on or before the first Anniversary Date;

5.   Issue an additional 50,000 shares of the Company's common stock on or before the second Anniversary Date; and

6.   Incur exploration expenses of $700,000 over the next two years, as follows:

-   $300,000 prior to the first Anniversary Date; and

-   $400,000 prior to the second Anniversary Date.

Following the exercise of the 51% TAM Option, in order to exercise the second Option for an additional 29% interest, the Company must incur further exploration expenses of $3,000,000 prior to the seventh Anniversary Date.

The Board of Directors determined that it was not in the best interests of the Company and its stockholders to proceed with the acquisition and development of the TAM Properties in accordance with the terms and provisions of the TAM Option Agreement and the Company authorized the termination of the TAM Option Agreement. The Company and TAM agreed that the Option Agreement would be terminated and the Company and TAM would be released from their respective duties and obligations. The Company has forfeited its deposit of the $50,000 paid to TAM which was recorded as a loss during the period.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 4 - MINERAL EXPLORATION PROPERTIES (continued)

(d)   Nose Rock Property

Further to the LOI which became effective June 18, 2007, the Board of Directors of the Company approved the Company's entry into an Option and Joint Venture Agreement (the "Nose Rock Agreement") effective September 14, 2007 (the "Effective Date"), with Strathmore Resources (US) Inc. ("Strathmore"). The Nose Rock Agreement sets out the terms upon which the Company and Strathmore will explore and, if warranted, develop Strathmore's Nose Rock properties.

Pursuant to the terms of the Nose Rock Agreement, Strathmore has granted the Company the sole and exclusive right to acquire up to a 65% interest in Strathmore's Nose Rock properties (collectively, the "Nose Rock Property"), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres in consideration of:

1.   The Company paying to Strathmore $250,000 and issuing 7,500,000 common shares in the capital stock of the Company (amounts paid and common shares issued on September 14, 2007 and valued at $14,000,000) (Note 8); and

2.   The Company incurring a minimum of $44,500,000 in work commitment expenditures on the Nose Rock Property in accordance with the following schedule:

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

If the Company acquired its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back 16% interest), each of the Company and Strathmore would contribute to the costs with respect to the Property in accordance with their proportionate share ownership in the Nose Rock Property.

The Nose Rock Agreement further contemplates that, provided that the Company is not in default, (i) the Company will have acquired a 25% interest in the Property once the Company has incurred $13,500,000 of its total $44,500,000 in work commitment expenditures, and (ii) the Company will have acquired an additional 40% interest in the Nose Rock Property once the Company has incurred the remaining $31,000,000 of its total $44,500,000 in work commitment expenditures. However, subject to the terms of the Agreement, Strathmore has the right to retain or earn back a 16% interest in the Nose Rock Property by paying $25,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Nose Rock Property. After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back 16% interest), each of the Company and Strathmore will contribute to the costs with respect to the Nose Rock Property in accordance with their proportionate share ownership in the Nose Rock Property. Within sixty days of the fourth anniversary of the Effective Date, an evaluation, conducted in accordance with National Instrument 43-101 of the Canadian Securities Administrator, is to be performed.

The acquisition cost of $14,250,000 provided to Strathmore was initially capitalized as a tangible asset. During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $14,250,000 related to the Nose Rock Property.

On November 18, 2008, the Company entered into a written agreement with Strathmore to terminate the Nose Rock Agreement (the "Nose Rock Termination Agreement"). Pursuant to the terms of the Nose Rock Termination Agreement, the 7,500,000 common shares previously issued were required to be returned to the Company's treasury for cancellation. The 7,500,000 shares were returned to treasury and cancelled on May 28, 2010 (Note 8).

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 4 - MINERAL EXPLORATION PROPERTIES (continued)

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

Pursuant to the terms of the Dalton Pass Agreement, Strathmore has granted the Company the sole and exclusive right and option to acquire up to a 65% interest in the Property, in consideration of:

1.   The Company paying Strathmore $250,000 (paid on July 16, 2007); and

2.   The Company incurring a total of $16,750,000 in work commitment expenditures on the Dalton Pass Property (the "Expenditures"), and additional payments of $1,000,000 in cash or stock to Strathmore in accordance with the following schedule:

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

The Company will earn a 25% interest in the Dalton Pass Property once the Company has completed its commitments (Expenditure of $8,750,000 and cash/stock of $1,000,000) on or before October 5, 2011. The Company will earn an additional 40% interest in the Dalton Pass Property once the Company has completed its additional commitments ($8,000,000 in work) on or before October 5, 2013. However, subject to the terms of the Dalton Pass Agreement, Strathmore has the right to retain or earn back a 16% interest in Dalton Pass Property by paying $8,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Dalton Pass Property. After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), then each of the Company and Strathmore will contribute to the costs with respect to the Dalton Pass Property in accordance with their proportionate ownership interest in the Dalton Pass Property.

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

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 4 - MINERAL EXPLORATION PROPERTIES (continued)

(f)   Continental Property

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

Subject to the completion of due diligence satisfactory to the Company, the Letter Agreement was to have an initial closing on August 31, 2009 at which time the Company would:

-   make a cash payment of $7,500,000

-   issue and deliver 6,000,000 shares of the Company's common stock (subject to a one year re-sale restriction)

-   issue and deliver warrants exercisable to purchase up to 1,000,000 shares of the Company's common stock at the price of $1.00 per share for a period of two years from the date of issuance.

At the first anniversary of the initial closing on August 31, 2009, the Company would have had to make a further payment of $7,500,000 and Continental would have had to transfer to the Company title to the thirteen exploration licenses.

On August 31, 2009, the Company announced that the contemplated purchase of the exploration licences held by Continental would not proceed. During the year ended February 28, 2010, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Letter Agreement.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the three month period ended May 31, 2010, the Company settled part of accounts payable through the issuance of a convertible promissory note in the amount of $25,000. The terms of the convertible promissory note provided that in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at the rate of $0.05 per share.

On March 29, 2010, the Company received a notice of conversion, pursuant to which, the convertible promissory note was converted into shares of common stock of the Company at the rate of $0.05 per share.

On April 5, 2010, the Company issued 500,000 restricted common shares at $0.05 per share in settlement of the convertible promissory note (Note 8).

NOTE 6 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The balance due to related parties of $8,435 at May 31, 2010 (February 28, 2010 - $183,388) is due to directors and a company controlled by a director and/or shareholder of the Company, and is unsecured, non-interest bearing and payable on demand.

During the three month period ended May 31, 2010, the Company paid or accrued consulting and/or management fees of $34,000 to directors of the Company (May 31, 2009 - $Nil, May 31, 2008 - $Nil).

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 6 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS (continued)

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

The Company settled with certain directors and/or shareholders on $183,388 of related party debt related primarily to prior period management fee accruals for total cash consideration of $62,545 resulting in a gain on settlement of $120,843 which was recorded as a management fee recovery during the three month period ended May 31, 2010 (Notes 7 and 10).

NOTE 7 - RELATED PARTY PROMISSORY NOTE PAYABLE

The related party promissory note payable of $100,000 at May 31, 2010 (February 28, 2010 - $769,126) consists of principal and accrued interest of $100,000 (February 28, 2010 - $651,000) and $Nil (February 28, 2010 - $118,126), respectively. This amount is unsecured, bears no interest and has no set terms of repayment.

During the three month period ended May 31, 2010, the Company settled part of the debt through the issuance of a convertible promissory note in the amount of $375,000 and cash in the amount of $303,733 (inclusive of current period interest accrual of $9,607). The terms of the convertible promissory note provided that in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at the rate of $0.05 per share.

On March 29, 2010, the Company received notices of conversion, pursuant to which the convertible promissory notes were converted into shares of common stock of the Company at the rate of $0.05 per share.

On April 5, 2010, the Company issued 7,500,000 restricted common shares at $0.05 per share in settlement of the convertible promissory notes (Note 8).

On April 14, 2010, the Company paid $25,000 to a former director of the Company in settlement of $102,843 of obligations that were owed by the Company. This resulted in a gain on settlement of $77,843 (Notes 6 and 10).

NOTE 8 - CAPITAL STOCK

Authorized

The total authorized capital is 562,500,000 common shares with par value of $0.001 per share. On June 4, 2007, the Company increased the authorized share capital from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share. On June 8, 2010, the Company filed a Certificate of Change with the Nevada Secretary of State in relation to the 1.5 for one forward split of the Company's common shares on March 11, 2008 to effect the 1.5 for one forward split of the Company's authorized common shares. As a result, the Company's authorized capital was increased from 375,000,000 shares, par value of $0.001 per share, to 562,500,000 shares, par value of $0.001 per share.

Issued and Outstanding

On June 4, 2007, the directors of the company approved a special resolution to undertake a forward split of the common stock of the company on a basis on 5 new common shares for 1 old common share. On February 26, 2008, and effective March 11, 2008, the directors of the company approved a special resolution to undertake a further forward split of the common stock of the company on a basis on 1.5 new common shares for 1 old share.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 8 - CAPITAL STOCK (continued)

Issued and Outstanding (continued)

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 5:1 forward stock split on June 4, 2007 and the 1.5:1 forward split on March 11, 2008 have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

The total issued and outstanding capital stock is 68,637,500 commons shares with par value of $0.001 per share. The Company's common stock issuances to date are as follows:

1.   On November 29, 2004, 30,000,000 common shares of the Company were issued to an officer and director of the Company for cash proceeds of $4,000.

2.   On January 10, 2005, 18,000,000 common shares of the Company were issued for cash proceeds of $2,400.

3.   On January 21, 2005, 11,250,000 common shares of the Company were issued for cash proceeds of $15,000.

4.   On January 25, 2005, 1,500,000 common shares of the Company were issued for cash proceeds of $2,000.

5.   On February 1, 2005, 187,500 common shares of the Company were issued for cash proceeds of $2,500.

6.   On May 30, 2007, 15,000,000 restricted common shares of the company were returned and subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder.

7.   On September 14, 2007, 7,500,000 common shares of the Company, valued at $14,000,000, were issued to Strathmore in accordance with the terms of the Option and Joint Venture Agreement. On November 18, 2008, the Company entered into a written agreement with Strathmore to terminate the Nose Rock Agreement. Pursuant to the terms of the termination agreement, the 7,500,000 common shares previously issued were required to be returned to the Company's treasury for cancellation. The 7,500,000 shares were returned to treasury and cancelled on May 28, 2010.

8.   On February 26, 2008, the Company issued 600,000 units at a price of $1.67 per unit for proceeds of $1,000,000. Each unit consisted of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitled the holder to purchase an additional common share at a price of $2.00 up to February 26, 2009. These warrants expired during the year ended February 28, 2009.

9.   On April 5, 2010, the Company issued 7,500,000 restricted common shares at $0.05 per share in settlement of the convertible promissory notes (Notes 5 and 7).

10.   On April 14, 2010, the Company issued 4,100,000 units at a price of $0.50 per unit for proceeds of $2,050,000. Each unit consists of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $1.00 per share up to April 14, 2011. As at May 31, 2010, all of the related share purchase warrants in this series remain outstanding.

11.   On April 15, 2010, 10,000,000 common shares of the Company, valued at $5,000,000, were issued to Mercer Canada in accordance with the terms of the Mercer Option Agreement (Note 4).

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 8 - CAPITAL STOCK (continued)

Issued and Outstanding (continued)

Stock Options

On April 2, 2008, the Board of Directors of the company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optioned maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

As approved by the Board of Directors, on April 2, 2008, the Company granted 2,750,000 stock options to certain officers, directors and management of the Company at $1.75 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $4,134,405, and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.18%, a dividend yield of 0% and expected volatility of 106% and has been recorded as stock-based compensation expense during the year ended February 28, 2009.

As approved by the Board of Directors, on July 9, 2008 and August 18, 2008, the Company granted a total of 1,750,000 stock options to certain officers and directors of the Company at $3.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $3,822,500, and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.09%, a dividend yield of 0% and expected volatility of 120% and has been recorded as stock-based compensation expense during the year ended February 28, 2009.

On April 17, 2009, the Company cancelled 4,500,000 stock options previously granted to certain officers, directors and management of the Company.

As approved by the Board of Directors, on April 17, 2009, the Company granted 2,750,000 stock options to certain officers, directors and management of the Company at $0.50 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $1,091,640 ($0.40 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.91%, a dividend yield of 0% and expected volatility of 193% and has been recorded as stock-based compensation expense during the year ended February 28, 2010.

As approved by the Board of Directors, on April 5, 2010, the Company granted 3,250,000 stock options to certain officers, directors and management of the Company at $0.50 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $1,601,275 ($0.49 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 4.01%, a dividend yield of 0% and expected volatility of 150% and has been recorded as stock-based compensation expense during the three month period ended May 31, 2010.

As approved by the Board of Directors, on April 5, 2010, the Company granted 1,000,000 stock options to certain consultants of the Company at $0.50 per share for terms of two years. The total fair value of these options at the date of grant was estimated to be $407,800 ($0.41 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.18%, a dividend yield of 0% and expected volatility of 187% and has been recorded as stock-based compensation expense during the three month period ended May 31, 2010.

During the three month period ended May 31, 2010, 1,500,000 stock options with an exercise price of $0.50, previously granted to certain officers, directors and management of the Company, expired and were cancelled.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 8 - CAPITAL STOCK (continued)

Stock Options (continued)

The Company's stock option activity for the three month period ended May 31, 2010 is summarized as follows:
	Number of options	Weighted average exercise price per share	Weighted average remaining in contractual life (in years)

Balance, February 28, 2009	4,500,000	$ 2.24	9.21 years
Granted	2,750,000	0.50	-
Expired - cancelled	(4,500,000)	2.24	-
Exercised	-	-	-

Balance, February 28, 2010	2,750,000	0.50	9.13 years
Granted	4,250,000	0.50	-
Expired - cancelled	(1,500,000)	0.50	-
Exercised	-	-	-

Balance, May 31, 2010	5,500,000	$ 0.50	8.17 years

All options are exercisable as at May 31, 2010.

Share Purchase Warrants

As part of the private placement on April 14, 2010, the Company granted 2,050,000 share purchase warrants at $1.00 per share for terms of one year. The total fair value of these warrants at the date of grant was estimated to be $1,009,317 ($0.49 per warrant), and was determined using the Black-Scholes warrant pricing model with an expected life of 1 year, a risk free interest rate of 0.45%, a dividend yield of 0% and expected volatility of 182%.

As of May 31, 2010, 2,050,000 share purchase warrants are outstanding entitling the holder to purchase a common share at a price of $1.00 per share up to April 14, 2011.

NOTE 9 - INCOME TAXES

The Company has losses carry forward for income tax purpose to May 31, 2010. There are no current or deferred tax expenses for the three month period ended May 31, 2010 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:
	For the three month period ended
	May 31, 2010	May 31, 2009
Deferred tax asset attributable to
Current operations	$ 773,315	$ 378,273
Non-deductible stock-based compensation	(683,085)	(371,158)
Less: Change in valuation allowance	(90,230)	(7,115)

Net refundable amount	$ -	$ -

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 9 - INCOME TAXES (continued)

The composition of the Company's deferred tax asset as at May 31, 2010 and February 28, 2010 are as follows:
	As at
	May 31, 2010	February 28, 2010
	(unaudited)	(audited)
Net operation loss carry-forward	$ 16,298,942	$ 16,033,560
Statutory federal income tax rate	34%	34%
Deferred tax assets	5,541,640	5,451,410
Less: Valuation allowance	(5,541,640)	(5,451,410)

Net deferred tax assets	$ -	$ -

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at May 31, 2010, the Company has an unused net operating loss carry forward balance of approximately $16,298,942 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires between years 2025 and 2031.

NOTE 10 - COMMITMENTS

Effective April 1, 2008, the Company entered into an Executive Service Agreement with Cleary Petroleum Corporation ("CPC") and Mr. Richard M. Cherry. In accordance with the terms of the Executive Service Agreement, Mr. Cherry, through CPC, was to provide such services as are required related to his executive position as the President and Chief Executive Officer of the Company and the Company was to pay CPC a monthly fee of $25,000 and grant to Mr. Cherry 1,000,000 stock options at $1.75 per share for a ten-year period. The Executive Service Agreement could be terminated by either party upon thirty days notice. Effective July 9, 2008, the Company accepted Mr. Cherry's resignation from the position of Chief Executive Officer and the Executive Service Agreement was terminated. Mr. Cherry retained his position on the Company's Board of Directors until his resignation on March 31, 2010. On April 14, 2010, the Company paid Mr. Cherry $25,000 in settlement of $102,843 of obligations that were owned to CPC and Mr. Cherry by the Company. This resulted in a gain on settlement of $77,843 (Notes 6 and 7).

NOTE 11 - SUBSEQUENT EVENTS

The following events occurred during the period from the date of the three month period ended on May 31, 2010 to the date the financial statements were available to be issued on July 15, 2010:

1.   On June 2, 2010, the Company caused two wholly-owned subsidiary companies to be incorporated under the laws of the Republic of Panama, namely, Mercer One Panama Corp. and Mercer Two Panama Corp. These subsidiaries are currently inactive.

2.   On June 14, 2010, the Company appointed Mr. James M. Stonehouse as in-country manager for its operations in Columbia. The remuneration to be paid to Mr. Stonehouse is $12,000 per month plus expenses. In addition the Company has agreed to grant Mr. Stonehouse 300,000 stock options at $0.50 per share for a term of 10 years. The appointment can be terminated by either party upon thirty days notice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended May 31, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referred to under the heading "Risk Factors" below.

Overview of Our Business

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our property interests. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined with respect to any of our mineral property interests.

At the present time, our primary property of interest is the Guayabales Property, Colombia, as described below.

On June 2, 2010, we caused two wholly-owned subsidiary companies to be incorporated under the laws of the Republic of Panama, namely, Mercer One Panama Corp. and Mercer Two Panama Corp. These subsidiaries are currently inactive.

Mineral Assets Option Agreement - Guayabales Property, Colombia

On April 13, 2010, we entered into a Mineral Assets Option Agreement (the "Mercer Option Agreement") with Mercer Gold Corporation, a private mining company ("MGC"), pursuant to which MGC formally granted to us an exclusive option to acquire all of MGC's current underlying option interests under an option agreement dated for reference March 4, 2010 (the "Underlying Option Agreement") between MGC and Comunidad Minera Guayabales ("CMG"). Pursuant to the Underlying Option Agreement, MGC acquired from CMG an option to acquire a 100% interest in certain mineral property concession interests which are held by way of license and located in the municipality of Marmato, Colombia. These mineral property concessions are better known collectively as the "Guayabales Property". The Mercer Option Agreement replaced an underlying letter of intent between and MGC and our Company dated April 3, 2010.

As described in more detail in our Annual Report on Form 10-K for the year ended February 28, 2010, the Mercer Option Agreement provides that, in order to exercise our option, we are obligated to, among other things:

(a)      provide funding for or expend minimum cumulative "Expenditures" for "Exploration and Development" (as those terms are defined in the Mercer Option Agreement) work on any of the mineral interests comprising the Guayabales Property interests of not less than $11,500,000 in the following manner:

(i)    no less than an initial $1,500,000 of the Expenditures shall be expended on the Guayabales Property by December 31, 2010;

(ii)    no less than a further $5,000,000 of the Expenditures shall be expended on the Guayabales Property by December 31, 2011; and

(iii)    no less than a final $5,000,000 of the Expenditures shall be expended on the Guayabales Property by December 31, 2012; and

(b) pay on MGC's behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Guayabales Property in good standing during the option period ending no later than January 31, 2013, and including, without limitation, all remaining cash payments required to be made to CMG under the Underlying Option Agreement.

Therefore, subject to the Mercer Option Agreement, our Company must assume all of MGC's obligations under the Underlying Option Agreement in order to complete the acquisition of the Guayabales Property. These obligations include cash payments; provision for allowing continued Limited Mining Rights as described below; property maintenance; and quarterly reports. More specifically, these include:

1.   Cash Payments: Our Company is responsible to make cash payments to CMG, according to the following payment schedule shown in Table A (all figures U.S. dollars). The payment schedule may be accelerated without penalty:

Table A. Payment Schedule to Comunidad Minera Guayabales (CMG)
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

2.   Limited Mining Rights: We must provide CMG with Limited Mining Rights, allowing the cooperative group of miners belonging to the entity to continue mining operations on the property. Operations are not to exceed 80 metric tonnes per day, providing that the mining operations are restricted to geographic areas in which mining operations are currently being conducted. Our Company has the right to terminate this right to mine, by either completing the cash payment schedule described in Table A above, or by making a onetime cash payment of $600,000.

3.   Property Maintenance: Our Company is obligated to maintain the property in good standing, free and clear of all liens, charges and encumbrances.

Recent Changes to Our Board of Directors

David Shaw and Edward Flood were appointed to our Company's Board of Directors following the period covered by this quarterly report, on, respectively, June 22 and June 23, 2010. Devinder Randhawa subsequently resigned as a director effective July 7, 2010. As a result, our Company's executive officers and directors now consist of the following individuals:

Name	Position
Rahim Jivraj	President, Chief Executive Officer & Director
William D. Thomas	Secretary/Treasurer, Chief Financial Officer and & Director
Keith Laskowski	Director
David Shaw	Director
Edward Flood	Director

About David Shaw

Dr. Shaw graduated in 1973 from the University of Sheffield, England, with a B.Sc. (Sp. Hons.) in geology, followed by a Ph.D. in structural geology from Carleton University, Ottawa, Canada. Since completing his doctorate, Dr. Shaw has worked both in the technical and financial communities within the resource industry.

Dr. Shaw spent seven years with Chevron Resources in Calgary and Vancouver, Canada (1979 and 1981-1987), employed initially as an in-house structural consultant on both metal and hydrocarbon exploration programs, and then as a member of a hydrocarbon project financial evaluation team. Upon leaving Chevron, Dr. Shaw initiated and developed the Resource Research Group at Charlton Securities Ltd., Calgary, before assuming the position of Senior Mining Analyst, Corporate Finance, at Yorkton Securities Inc., in Vancouver (1991-1997). Throughout Dr. Shaw's career, he has built strong relationships with European financial institutions and the global mining community.

Dr. Shaw was employed as the Chief Executive Officer of Colombia Gold plc, a private United Kingdom company that was engaged in precious metal exploration in Colombia, which was sold to Medoro Resources in 2010. In addition, from 2005 to the present, Dr. Shaw has served on the board of directors of First Majestic Silver Corp. (TSX: FR) and serves as President of Albion Petroleum Ltd. (TSX-V: ABP.H).

Our Company's Board of Directors determined that Dr. Shaw should serve as a director given his expertise as a geologist and his experience serving as an officer and director of other resource companies.

About Edward Flood

Mr. Flood has over 35 years of experience in international mining and was previously the Deputy Chairman of Ivanhoe Mines Ltd. (TSX, NYSE, NASDAQ: IVN) and its founding President.

Prior to joining Ivanhoe Mines Ltd., Mr. Flood was a principal at Robertson Stephens & Co., an investment bank in San Francisco, where he was a member of the investment team for the Contrarian Fund, a public mutual fund focused on natural resource development projects around the world. Mr. Flood has held the position of senior mining analyst with a prominent Canadian securities firm and holds both a bachelor's and master's degree in geology.

Mr. Floor currently serves as Chairman of each of Western Uranium Corp. (TSX-V: WUC) and Western Lithium Canada Corporation (TSX-V: WLC). Mr. Flood was Managing Director, Investment Banking, of Haywood Securities (UK) Ltd., from March 2007 to February 2010.

Our Company's Board of Directors determined that Mr. Flood should serve as a director given his experience in the mining and finance sectors as well as his experience serving as an officer and director of other resource companies.

Plan of Operations

Our Plan of Operations for the next twelve months is to pursue Phase I of the recommended exploration program on the Guayabales Property, as described in more detail in our Annual Report on Form 10-K for the year ended February 28, 2010, under "Item 1. Business - Mineral Properties - Guayabales Property, Colombia - Company's Planned Exploration Program." The estimated cost of Phase I is $507,475. If Phase I is successful in developing drill targets, then the Company may proceed to a Phase II program, budgeted at US$994,450, later in 2010 and early 2011.

The budgets for the Phase I and Phase II exploration programs include the cash payments that we must make to CMG, in accordance with the payment schedule set forth above in Table A under "Mineral Assets Option Agreement - Guayabales Property, Colombia." Such payments will total $250,000 over the next twelve months.

Further, we expect to spend approximately $300,000 in the next 12 months in office and general expenses and professional, consulting and management fees.

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,000,000 to pursue our plan of operations over the next twelve months if we complete Phase I only, but approximately $2,000,000 over the next twelve months if we also proceed to Phase II during that time frame. As at May 31, 2010, we had cash and cash equivalents of $1,105,066 and working capital of $976,958. During the period ended May 31, 2010 our Company closed a private placement which raised $2,050,000 which will be utilized in the Phase I and II programs. However, we may require additional financing to pursue our plan of operations over the next twelve months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our Company for the periods indicated:
	For the period from the date of inception (October 11, 2004) to May 31, 2010	For the three months ended May 31, 2010	For the three months ended May 31, 2009	For the three months ended May 31, 2008

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs (Note 4)	$ 14,625,000	$ 100,000	$ -	$ -
Bank charges	4,939	596	313	68
Consulting fees	242,672	63,512	-	60,000
Interest expense (Note 7)	127,795	9,607	12,994	9,099
Legal and accounting (recovery)	604,955	55,098	(712)	21,671
Management fees (recovery) (Note 6)	385,357	(86,843)	-	120,400
Marketing and promotion	52,972	78	81	-
Mineral property exploration	97,203	74,460	-	-
Office and miscellaneous	105,285	31,747	1,011	3,885
Rent	47,390	14,399	3,383	2,866
Stock-based compensation (Note 8)	11,057,620	2,009,075	1,091,640	3,740,000
Transfer agent fees	29,374	2,728	3,858	1,069

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	27,380,562	2,274,457	1,112,568	3,959,058

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$ (27,380,562)	$ (2,274,457)	$ (1,112,568)	$ (3,959,058)

Three Months Ended May 31, 2010 Compared to Three Months Ended May 31, 2009

During the three months ended May 31, 2010 and May 31, 2009 we did not generate any revenue.

During the three months ended May 31, 2010 we incurred general and administrative expenses of $2,274,457 compared to $1,112,568 incurred during the three months ended May 31, 2009. The major components of our general and administrative expenses for the three months ended May 31, 2010 and 2009 consisted of the following:

  consulting fees of $63,512 in 2010 (2009 - $nil), which increased between 2009 and 2010 due to increased activity associated with the Guayabales property;

  interest expense of $9,607 in 2010 (2009 - $12,994), decreased between 2009 and 2010 due to reduction in debt;

  legal and accounting fees of $55,098 in 2010 (2009 - ($712)), which increased between 2009 and 2010 due to activity in negotiating and finalizing agreements relating to the Guayabales property and to effect the name change of the Company;

  mineral property exploration of $74,460 in 2010 (2009 - $nil), which increased between 2009 and 2010 due to increased exploration activity;

  office and miscellaneous expenses of $31,747 (2009 - $1,011), which increased between 2009 and 2010 due to increased activity relating to setting up the Guayabales property transaction and new business; and

  stock-based compensation of $2,009,075 in 2010 (2009 - $1,091,640), which increased between 2009 and 2010 due to issuance of 4,250,000 stock options during the current period.

Our net loss during the three months ended May 31, 2010 was $2,274,457 compared to a net loss of $1,112,568 during the three months ended May 31, 2009.

Liquidity and Capital Resources

As at the three months ended May 31, 2010, our current assets were $1,107,473 (2009 - $8,992) and our current liabilities were $130,515 (2009 - $939,291), which resulted in a working capital surplus of $976,958 compared to a working capital deficit of $930,299 in 2009.

As discussed above under "Plan of Operations", we estimate that we will require approximately $1,000,000 to pursue our plan of operations over the next twelve months if we complete Phase I only, but approximately $2,000,000 over the next twelve months if we also proceed to Phase II. We intend to apply the net proceeds of our recent $2,050,000 private placement to fund the Phase I and II programs, but we may require additional financing within the next twelve months.

Total Stockholders' equity increased from ($855,299) for the three months ended May 31, 2009 to $6,176,958 for the three months ended May 31, 2010.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended May 31, 2010, net cash flows used in operating activities was ($568,594) consisting primarily of a net loss of ($2,274,457). Net cash flows used in operating activities was adjusted by ($118,126) in accrued interest on a related party promissory note, $100,000 in write down of mineral property acquisition costs, $2,009,075 in stock based compensation and ($120,843) in non-cash gains on the settlement of debt. Net cash flows used in operating activities was further changed by ($2,022) in increase of prepaid expenses, ($108,111) in decrease of accounts payable and accrued liabilities, and ($54,110) in decrease due to related parties.

For the three months ended May 31, 2009, net cash flows used in operating activities was ($76,460) consisting primarily of a net loss of ($1,112,568). Net cash flows used in operating activities was adjusted by $12,994 in accrued interest on related party promissory note and $1,091,640 in stock based compensation. Net cash flows used in operating activities was further changed by ($52,637) in decrease of accounts payable and accrued liabilities, ($14,020) in decrease due to related parties and ($1,869) in increase of prepaid expenses.

Cash Flows Used in Investing Activities

For the three months ended May 31, 2010, net cash flows used in investing activities was ($200,000) compared to net cash flows used in investing activities during the three months ended May 31, 2009 of ($25,000). This change was primarily as a result of option payments to Mercer Canada for the Guayabales Property.

Cash Flows Provided by Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months ended May 31, 2010, net cash flows provided from financing activities was $1,873,660 compared to $55,000 for the three months ended May 31, 2009. Cash flows from financing activities for the three months ended May 31, 2010 consisted primarily of ($340) in bank overdraft, ($176,000) of repayment of advances from related parties, and $2,050,000 for common shares issued for cash. Cash flows from financing activities for the three months ended May 31, 2009 consisted of $55,000 in advances from related parties.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase as we expand our exploration activities as set forth above under "Plan of Operations".

Critical Accounting Policies and Estimates

Our condensed interim financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Basis of Presentation

The accompanying condensed interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company be unable to continue as a going concern. Such adjustments could be material. These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Mineral Property Expenditures

Mineral property acquisition costs are initially capitalized as intangible assets when purchased. At the end of each fiscal quarter end, our Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

As of the date of these financial statements, our Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although we have taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee our Company's title.

Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Asset Retirement Obligations

Our Company has adopted the provisions of FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) 410-20 "Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of May 31, 2010, there has been no asset retirement obligations recorded.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are the determination of the fair value of transactions involving common stock, stock based compensation, financial instruments as well as deferred tax balances and asset impairment tests.

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were cash and cash equivalents as of May 31, 2010 that exceeded federally insured limits.

Net Income (Loss) per Common Share

Our Company computes income (loss) per share in accordance with ASC 260, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Financial Instruments

The fair value of our Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Income Taxes

Our Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2010, Our Company had net operating loss carryforwards, however, due to the uncertainty of realization, our Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Foreign Currency Translation

The financial statements are presented in U.S. dollars. In accordance with ASC 830, "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To May 31, 2010, our Company has not recorded any translation adjustments into stockholders' equity.

Stock-Based Compensation

On June 1, 2006, our Company adopted ASC 718, "Compensation - Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Our Company adopted ASC 718 using the modified prospective method, which requires our Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way our Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

The Accounting Standards Codification

In June 2009, the FASB issued SFAS (Statement of Financial Accounting Standards) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB Statement No. 162". The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector setter into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed our Company's references to GAAP accounting standards but did not impact our Company's results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, "Subsequent Events" is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The new guidance was effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our Company's financial statements.

Convertible Debt

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, "Debt with Conversion and Other Options", requires the liability and equity components to be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate.  Our Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using our Company's nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on our Company's financial statements.

Useful Life of an Intangible Asset

In April 2008, the FASB issued new guidance for determining the useful life of an intangible asset.  The new guidance is now part of ASC 350, "Intangibles - Goodwill and Other".  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material impact on our Company's financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, "Derivatives and Hedging Activities", requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on our Company's financial statements.

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations. The revised guidance, which is now part of ASC 805, "Business Combination" requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.    The adoption of this guidance did not have a material impact on our Company's financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new guidance for accounting for noncontrolling interests.  The new guidance, which is now part of ASC 810, "Consolidation" establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners.  The new guidance was effective for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material effect on our Company's results of operations, financial position or cash flows.

Other Updates

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Fair Value Measurement and Disclosure (Topic 820) - Measuring Liabilities at Fair Value", which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update was effective December 1, 2009.  The adoption of the ASU No. 2009-05 did not have a material impact on our Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash", which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. ASU No. 2010-01 was effective for interim and annual periods ending on or after December 15, 2009. The adoption of the ASU No. 2010-01 did not have a material impact on our Company's financial statements.

In January 2010, FASB issued ASU No. 2010-02, "Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification". ASU No. 2010-02 clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts SFAS No. 160 (now included in Subtopic 810-10). For those entities that have already adopted SFAS No. 160, the amendments were effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. Our Company's adoption of ASU No. 2010-02 did not have a material impact on our Company's financial statements.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASC No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on our Company's financial statements.

In February 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives". ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after March 5, 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact on our Company's financial statements.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 is not expected to have a material effect on our Company's financial statements.

Funding for Plan of Operations

As set forth above under "Plan of Operations", we anticipate that we will require approximately $1,000,000 to $2,000,000 over the next twelve months to pursue our Plan of Operations. During the three months ended May 31, 2010, our Company completed a private placement that raised $2,050,000 which will fund expected work program expenditures.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Rahim Jivraj (being our principal executive officer), and our Chief Financial Officer, William Thomas (being our principal financial and accounting officer), to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Chief Financial Officer have concluded that our Company's disclosure controls and procedures were effective as of May 31, 2010.

Changes in Internal Control over Financial Reporting

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

As a "smaller reporting company" (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading "Risk Factors" in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended February 28, 2010, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently consider to be immaterial, may also prove to be material and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Private Placement

Effective after the close of business on April 14, 2010, our Company completed a non-brokered private placement financing (the "Financing") involving the sale of an aggregate of 4,100,000 units of our Company (each a "Unit") to three subscribers at a subscription price of $0.50 per Unit, for gross proceeds of $2,050,000.

Each Unit is comprised of one common share (each a "Unit Share") and one-half of one non-transferable common stock purchase warrant (each a "Warrant") of our Company, with each such whole Warrant being exercisable for one additional common share of the Company (each a "Warrant Share") at an exercise price of $1.00 per Warrant Share for a period of one year from closing.

Our Company relied on exemptions from registration under the United States Securities Act of 1933, as amended (the "Securities Act"), provided by Regulation S and Rule 506 of Regulation D thereunder in connection with the issuance of these Units, based on representations and warranties made by the purchasers of the Units in their respective subscription agreements.

Issuance of Shares to Mercer Gold Corporation

Effective April 15, 2010, we issued 10,000,000 common shares of our Company to five individuals as directed by Mercer Gold Corporation pursuant to and in accordance with the terms of the Mercer Option Agreement. Our Company relied on exemptions from registration under the Securities Act provided by Regulation S and Rule 506 of Regulation D thereunder in connection with the issuance of these shares.

Issuance of Shares Pursuant to Conversion of Promissory Notes

Effective on March 29, 2010, the Board of Directors of our Company authorized the settlement of debt with two creditors (collectively, the "Creditors"), which debt consisted of outstanding advances, loans and accrued interest and other amounts aggregating $375,000 and $25,000, respectively (collectively, the "Debt"). Our Company memorialized the incurrence of the Debt through the issuance to the Creditors of two convertible promissory notes in the principal amount of $375,000 and $25,000, respectively (the "Convertible Promissory Notes"). The terms of the Convertible Promissory Notes provided that in the event the Company was unable to repay the Debt, the Debt could be satisfied by way of conversion of the Debt into shares of our Company's restricted common stock at the rate of $0.05 per share. The Convertible Promissory Notes were issued to two non-United States residents in reliance on Regulation S promulgated under the Securities Act.

The Creditor holding the $375,000 Convertible Promissory Note entered into assignments dated March 29, 2010 (collectively, the "Assignments") with four assignees (collectively, the "Assignees"), pursuant to which the Creditor assigned a proportionate right of its title and interest in and to its $375,000 Debt evidenced by its Convertible Promissory Note to the Assignees.

Subsequently, our Company received notices of conversion (collectively, the "Notices of Conversion"), from the four Assignees as well as the Creditor holding the $25,000 Convertible Promissory Note (the "$25,000 Creditor") pursuant to which the Assignees and the $25,000 Creditor converted their respective right, title and interest in and to Debt and the Convertible Promissory Notes into shares of common stock at the rate of $0.05 per share.

Further, effective on April 5, 2010, the Board of Directors of the Company authorized the issuance of an aggregate of 8,000,000 shares of its common stock proportionately to the Assignees and the $25,000 Creditor in accordance with the terms and provisions of the Notices of Conversion and the Convertible Promissory Notes. The shares of common stock were issued to five non-United States residents in reliance on Regulation S promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Mineral Property Staking and Purchase Agreement dated January 28, 2005 between Ancor Resources Inc. and Laurence Stephenson (1)
10.2	Nose Rock Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated September 14, 2007 (2)
10.3	Dalton Pass Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated October 5, 2007 (3)
10.4	NWT Uranium Corp. and Nu-Mex Uranium Corp. Terminate Arrangement Agreement dated February 13, 2008 (4)
10.5	Executive Services Agreement dated April 1, 2008 among Uranium International Corp., Cleary Petroleum Corp. and Richard M. Cherry (5)
10.6	Letter Option Agreement dated December 9, 2008 between Uranium International Corp. and Geoforum Scandinavia AB (6)
10.7	Letter Option Agreement dated January 15, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (7)
10.8	Letter Agreement dated April 21, 2009, effective April 23, 2009, between Uranium International Corp. and Continental Precious Metals Inc. (8)
10.9	Option Agreement dated October 29, 2009 between Uranium International Corp. and Geoforum Scandinavia AB (9)
10.10	Option Agreement dated November 17, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (10)
10.11	Mineral Assets Option Agreement between Mercer Gold Corp. and Uranium International Corp., dated April 13, 2010 (11)

Subsidiaries of the Issuer:
21.1	Subsidiaries of the Issuer:
Mercer One Panama Corp. (Incorporated under the laws of the Republic of Panama) Mercer Two Panama Corp. (Incorporated under the laws of the Republic of Panama)

Certifications
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER GOLD CORPORATION

By: /s/ Rahim Jivraj
Rahim Jivraj
President & Chief Executive Officer
Date: July 15, 2010

By: /s/ William D. Thomas
William D. Thomas
Secretary, Treasurer and Chief Financial Officer
Date: July 15, 2010