Form 10-Q
period 2010-08-31
MERCER GOLD CORP.
filed 2010-10-15
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

☐
     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        000-52660

MERCER GOLD CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada

20-1769847

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

 15710 W. Colfax Ave, Suite 201
Golden, CO

80401

(Address of principal executive offices)

(Zip Code)

(303) 235-8099

Registrant's telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒
   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐
   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ☐

 Accelerated filer   ☐

 Non-accelerated filer ☐
(Do not check if a smaller reporting company)

 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 68,637,500 shares of common stock as of October 14, 2010.

MERCER GOLD CORPORATION

Quarterly Report on Form 10-Q

For The Quarterly Period Ended

August 31, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim financial statements of Mercer Gold Corporation (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Page

Balance Sheets as of August 31, 2010 (unaudited) and February 28, 2010

4

Unaudited Statements of Operations for the three months ended August 31, 2010 and 2009, the six months ended August 31, 2010 and 2009 and for the period from inception (October 11, 2004) to August 31, 2010

5

Unaudited Statements of Stockholders' Equity (Deficiency) for the period from inception (October 11, 2004) to August 31, 2010

6

Unaudited Statements of Cash Flows for the three months ended August 31, 2010 and 2009, the six months ended August 31, 2010 and 2009 and for the period from inception (October 11, 2004) to August 31, 2010

8

Unaudited Notes to Financial Statements

9

It is the opinion of management the unaudited condensed interim financial statements for the six months ended August 31, 2010 and 2009 include all adjustments necessary in order to ensure that the unaudited condensed interim financial statements are not misleading. These unaudited condensed interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim condensed financial statements follow the same accounting policies and methods of their application as our Company's audited annual financial statements for the year ended February 28, 2010. All adjustments are of a normal recurring nature. These unaudited condensed interim financial statements should be read in conjunction with our Company's audited annual financial statements as of and for the year ended February 28, 2010.

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in U.S. Dollars)

 August 31,
2010

 February 28,
2010

ASSETS

(unaudited)

(audited)

CURRENT ASSETS

Cash and cash equivalents

$ 529,646

$ -

Prepaid expenses

66,712

385

TOTAL CURRENT ASSETS

596,358

385

MINERAL EXPLORATION PROPERTIES (Note 4)

5,295,000

100,000

TOTAL ASSETS

$ 5,891,358

$ 100,385

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Bank overdraft

$ -

$ 340

Accounts payable and accrued liabilities (Note 5)

159,010

155,191

Due to related parties (Note 6)

-

183,388

Related party promissory note payable (Note 7)

100,000

769,126

TOTAL CURRENT LIABILITIES

259,010

1,108,045

 NATURE OF OPERATIONS AND BASIS OF PRESENTATION,
COMMITMENTS AND SUBSEQUENT EVENTS (Notes 1, 10 and 11)

STOCKHOLDERS' EQUITY (DEFICIENCY)

      Capital stock (Note 8)
     Authorized
562,500,000 shares of common stock, $0.001 par value

Issued and outstanding

68,637,500 common shares (February 28, 2010 - 54,037,500)

68,638

54,038

Additional paid-in-capital

33,029,802

24,044,407

Warrants

1,009,317

-

Deficit accumulated during exploration stage

(28,475,409)

(25,106,105)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)

5,632,348

(1,007,660)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

$ 5,891,358

$ 100,385

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(unaudited)

October 11, 2004 (inception) to

Three months ended

Six months ended

August 31,

August 31,

August 31,

2010

2010

2009

2010

2009

GENERAL & ADMINISTRATIVE EXPENSES

    Write down of mineral property
acquisition costs (Note 4)

$ 14,625,000

-

25,000

$ 100,000

$ 25,000

Bank charges and interest

6,391

1,452

69

2,048

382

Consulting fees

272,207

29,535

-

93,047

-

Interest expense (Note 7)

127,795

-

13,837

9,607

26,831

Legal and accounting

762,001

157,046

21,241

212,144

20,529

Management fees (recovery) (Note 6)

436,357

51,000

-

(35,843)

-

Marketing and promotion

91,817

38,845

488

38,923

569

    Mineral property development
expenditures

260,975

163,772

-

238,232

-

Office and miscellaneous (recovery)

183,384

78,099

(29)

109,846

982

Rent

66,999

19,609

1,339

34,008

4,722

Stock-based compensation (Note 8)

11,607,857

550,237

-

2,559,312

1,091,640

Transfer agent fees

34,626

5,252

4,495

7,980

8,353

 TOTAL GENERAL &
ADMINISTRATIVE EXPENSES

28,475,409

1,094,847

66,440

3,369,304

1,179,008

NET LOSS

$(28,475,409)

(1,094,847)

(66,440)

$(3,369,304)

$ (1,179,008)

 BASIC AND DILUTED
LOSS PER COMMON SHARE

$ (0.02)

$ (0.00)

$ (0.05)

$ (0.02)

 WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED

68,637,500

54,037,500

67,435,870

54,037,500

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE PERIOD FROM OCTOBER 11, 2004 (INCEPTION) TO AUGUST 31, 2010

(Expressed in U.S. Dollars)

(unaudited)

Common stock

Deficit

Total

Number of shares

Amount

Additional paid in capital

Warrants

accumulated during exploration stage

 stockholders'
equity (deficiency)

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

-

(80,222)

(30,322)

Restricted common shares returned and cancelled (Note 8)

(15,000,000)

(15,000)

15,000

-

-

-

 Common shares issued per Strathmore Option
Agreement (Notes 4 and 8 )

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

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE PERIOD FROM OCTOBER 11, 2004 (INCEPTION) TO AUGUST 31, 2010

(Expressed in U.S. Dollars)

 (unaudited)

Common stock

Deficit

Total

Number of shares

Amount

Additional paid in capital

Warrants

accumulated during exploration stage

 stockholders''
equity (deficiency)

Balance forward, February 28, 2009

54,037,500

$ 54,038

$ 22,952,767

$ -

$ (23,841,176)

$ (834,371)

Stock-based compensation (Note 8)

-

-

1,091,640

-

-

1,091,640

Net loss for the year

-

-

-

-

(1,264,929)

(1,264,929)

Balance, February 28, 2010

54,037,500

54,038

24,044,407

-

(25,106,105)

(1,007,660)

 Common shares issued for debt - April 5, 2010
at $0.05 per share (Notes 5, 7 and 8)

8,000,000

8,000

392,000

-

-

400,000

 Common shares issued for cash
at $0.50 per share - April 14, 2010 (Note 8)

4,100,000

4,100

1,036,583

-

-

1,040,683

Warrants issued for cash - April 14, 2010 (Note 8)

-

-

-

1,009,317

-

1,009,317

 Common shares issued per Mercer Option
Agreement (Notes 4 and 8)

10,000,000

10,000

4,990,000

-

-

5,000,000

 Common shares cancelled per Nose Rock Termination
Agreement - May 28, 2010 (Notes 4 and 8)

(7,500,000)

(7,500)

7,500

-

-

-

Stock-based compensation (Note 8)

-

-

2,559,312

-

-

2,559,312

Net loss for the period

-

-

-

-

(3,369,304)

(3,369,304)

Balance, August 31, 2010

68,637,500

$ 68,638

$ 33,029,802

$ 1,009,317

$ (28,475,409)

$ 5,632,348

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

Inception
(October 11, 2004) to
August 31,

For the three months ended
August 31,

For the six months ended
August 31,

2010

2010

2009

2010

2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period

$ (28,475,409)

$ (1,094,847)

$ (66,440)

$ (3,369,304)

$ (1,179,008)

Adjustments to reconcile net loss to net cash used in operating activities:

  Accrued interest on related party promissory note
(Note 7)

-

-

13,837

(118,126)

26,831

Contributions to capital by related parties

24,000

-

-

-

-

 Write down of mineral property acquisition costs
(Note 4)

14,625,000

-

25,000

100,000

25,000

Stock-based compensation (Note 8)

11,607,857

550,237

-

2,559,312

1,091,640

  Non-cash gain on settlement of debt
(Notes 6 and 7)

(120,843)

-

-

(120,843)

-

Changes in operating assets and liabilities

Decrease (increase) in prepaid expenses

(66,712)

(64,305)

2,148

(66,327)

279

Increase (decrease) in accounts payable and accrued liabilities

184,010

136,930

19,350

28,819

(33,287)

Increase (decrease) in due to related parties

120,843

(8,435)

-

(62,545)

(14,020)

NET CASH USED IN OPERATING ACTIVITIES

(2,101,254)

(480,420)

(6,105)

(1,049,014)

(82,565)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral property interests (Note 4)

(920,000)

(95,000)

-

(295,000)

(25,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES

(920,000)

(95,000)

-

(295,000)

(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft

-

-

-

(340)

-

Advances from (repayments to) related parties (Note 7)

475,000

-

5,000

(176,000)

60,000

Common shares issued for cash

3,075,900

-

-

2,050,000

-

NET CASH PROVIDED BY FINANCING ACTIVITIES

3,550,900

-

5,000

1,873,660

60,000

INCREASE (DECREASE) IN CASH

529,646

(575,420)

(1,105)

529,646

(47,565)

CASH, BEGINNING OF PERIOD

-

1,105,066

5,463

-

51,923

CASH, END OF PERIOD

$ 529,646

$ 529,646

$ 4,358

$ 529,646

$ 4,358

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

Cash paid for interest

$ 9,607

$ -

$ -

$ 9,607

$ -

Cash paid for income taxes

$ -

$ -

$ -

$ -

$ -

Non-cash transactions:

Donated rent and services

$ 24,000

$ -

$ -

$ -

$ -

Shares issued for exploration expenses

$ 14,000,000

$ -

$ -

$ -

$ -

Shares issued for mineral properties

$ 5,000,000

$ -

$ -

$ 5,000,000

$ -

Shares issued on settlement of debts

$ 400,000

$ -

$ -

$ 400,000

$ -

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

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

Going Concern

The Company's financial statements as at August 31, 2010, and for the period then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred operating loses since inception of $28,475,409. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current period's financial statement presentation.

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Expressed in U.S. Dollars)

(unaudited)

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

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("U.S. GAAP") applicable to exploration stage enterprises.  The functional currency is the U.S. dollar, and the financial statements are presented in U. S. dollars.

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

AUGUST 31, 2010

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

Asset Retirement Obligations

The Company has adopted ASC 410, "Asset Retirement and Environmental Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at August 31, 2010.

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

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were cash and cash equivalents as of August 31, 2010 and February 28, 2010 that exceeded federally insured limits.

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

AUGUST 31, 2010

(Expressed in U.S. Dollars)

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at August 31, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Foreign Currency Translation

The financial statements are presented in U.S. dollars.  In accordance with ASC 830 "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.  To August 31, 2010, the Company has not recorded any translation adjustments into stockholders' equity.

Stock-Based Compensation

On June 1, 2006, the Company adopted ASC 718, "Compensation - Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  The adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

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

AUGUST 31, 2010

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

AUGUST 31, 2010

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

In January 2010, FASB issued ASU No. 2010-02, "Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification". ASU No. 2010-02 clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other U.S. GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts SFAS No. 160 (now included in Subtopic 810-10).  For those entities that have already adopted SFAS No. 160, the amendments were effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009.  The Company's adoption of ASU No. 2010-02 did not have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASC No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company's financial statements.

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

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Expressed in U.S. Dollars)

(unaudited)

NOTE 4 - MINERAL EXPLORATION PROPERTIES

(a)   Guayabales Property

On April 5, 2010, the Company entered into a letter of intent (the "LOI"), dated April 3, 2010 with Mercer Gold Corp., a private Canadian corporation ("Mercer Canada").  Pursuant to the LOI, Mercer Canada has granted to the Company an exclusive option (the "Option") to acquire all of Mercer Canada's current underlying option interests under an option agreement, dated March 4, 2010 (the "Underlying Option Agreement"), as entered into between Mercer Canada and Comunidad Mineral Guayabales (the "Underlying Property Owner").  Pursuant to the Underlying Option Agreement, Mercer Canada acquired from the Underlying Property Owner an option (the "Underlying Option") to acquire a 100% legal, beneficial and registerable interest in and to certain mineral property concession interest which are held by way of license.  The mineral property interests are located in the Municipality of Marmato, Colombia and are better known and described as the "Guayabales" property (collectively, the "Property").

On April 13, 2010, the Company entered into a definitive Mineral Assets Option Agreement with Mercer Canada (the "Mercer Option Agreement").  The Mercer Option Agreement replaces the previous underlying LOI.  The Mercer Option Agreement provides that, in order to exercise its Option, the Company is obligated to:

1.        Pay to Mercer Canada $200,000 immediately upon the execution of the Mercer Option Agreement (the "Effective Date") (paid on April 14, 2010);

2.        Issue to Mercer Canada, both prior to and after the due and complete exercise of the Option, an aggregate of up to 20,000,000 restricted shares of the Company's common stock, as follows:

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

4.        Pay on Mercer Canada's behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Mercer Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement. The Company must pay the Underlying Property Owner an aggregate of $4,000,000 in the instalments by the dates specified as follows:

      Pay $20,000 by October 14, 2009 (paid);

      Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);

      Pay additional $40,000 on or by April 14, 2010 (paid);

      Pay additional $55,000 on or by July 14, 2010 (paid);

      Pay additional $55,000 on or by October 14, 2010 (paid);

      Pay additional $65,000 on or by January 14, 2011;

      Pay additional $75,000 on or by April 14, 201l;

      Pay additional $75,000 on or by July 14, 201l;

      Pay additional $85,000 on or by October 14, 201l;

      Pay additional $85,000 on or by January 14, 2012;

      Pay additional $160,000 on or by July 14, 2012;

      Pay additional $160,000 on or by January 14, 2013;

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Expressed in U.S. Dollars)

(unaudited)

NOTE 4 - MINERAL EXPLORATION PROPERTIES (continued)

(a)   Guayabales Property (continued)

      Pay additional $190,000 on or by July 14, 2013;

      Pay additional $190,000 on or by January 14, 2014;

      Pay additional $230,000 on or by July 14, 2014;

      Pay additional $230,000 on or by January 14, 2015; and

      Pay additional $2,245,000 on or by July 14, 2015.

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

  $300,000 after the Effective Date and prior to the first Anniversary Date;

  $400,000 between the first and second Anniversary Date; and

  $3,000,000 between the third and seventh Anniversary Date.

The Company has the option to extend the period in which to incur the exploration expenses from seven years to nine years by paying Geoforum an additional $100,000.

The Board of Directors determined that it was not in the best interests of the Company and its shareholders to proceed with the acquisition and development of the Leases in accordance with the terms and provisions of the Option Agreement and the Company authorized the termination of the Option Agreement.  The Company and Geoforum agreed that the Option Agreement would be terminated and the Company and Geoforum would be released from their respective duties and obligations.  The Company has forfeited its deposit of the $50,000 paid to Geoforum which was recorded as a loss during the six months ended August 31, 2010.

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

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

  Issue an additional 50,000 shares of the Company's common stock on or before the second Anniversary Date; and

  Incur exploration expenses of $700,000 over the next two years as follows:

  $300,000 prior to the first Anniversary Date; and

  $400,000 prior to the second Anniversary Date.

Following the exercise of the 51% option, in order to exercise the second Option for an additional 29% interest, the Company must incur further exploration expenses of $3,000,000 prior to the seventh Anniversary Date.

The Board of Directors determined that it was not in the best interests of the Company and its shareholders to proceed with the acquisition and development of the Leases in accordance with the terms and provisions of the Option Agreement and the Company authorized the termination of the Option Agreement.  The Company and TAM agreed that the Option Agreement would be terminated and the Company and TAM would be released from their respective duties and obligations.  The Company has forfeited its deposit of the $50,000 paid to TAM which was recorded as a loss during the six months ended August 31, 2010.

(d)   Nose Rock Property

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

Pursuant to the terms of the Agreement, Strathmore has granted the Company the sole and exclusive right to acquire up to a 65% interest in Strathmore's Nose Rock properties (collectively, the "Nose Rock Properties"), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres in consideration of:

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

AUGUST 31, 2010

(Expressed in U.S. Dollars)

(unaudited)

NOTE 4 - MINERAL EXPLORATION PROPERTIES (continued)

(d)   Nose Rock Property (continued)

If the Company acquired its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back 16% interest), each of the Company and Strathmore would contribute to the costs with respect to the Nose Rock Properties in accordance with their proportionate share ownership in the Nose Rock Properties.

The Agreement further contemplates that, provided that the Company is not in default, (i) the Company will have acquired a 25% interest in the Nose Rock Properties once the Company has incurred $13,500,000 of its total $44,500,000 in work commitment expenditures, and (ii) the Company will have acquired an additional 40% interest in the Nose Rock Properties once the Company has incurred the remaining $31,000,000 of its total $44,500,000 in work commitment expenditures.  However, subject to the terms of the Agreement, Strathmore has the right to retain or earn back a 16% interest in the Nose Rock Properties by paying $25,000,000 to the Company.  Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Nose Rock Properties.  After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back 16% interest), each of the Company and Strathmore will contribute to the costs with respect to the Nose Rock Properties in accordance with their proportionate share ownership in the Nose Rock Properties. Within sixty days of the fourth anniversary of the Effective Date, an evaluation, conducted in accordance with National Instrument 43-101 of the Canadian Securities Administrator, is to be performed.

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

(e)   Dalton Pass

Further to the LOI dated July 11, 2007, effective October 5, 2007, the Board of Directors of the Company approved the Company's entry into an Option and Joint Venture Agreement dated October 5, 2007 (the "Dalton Pass Property Option Agreement") with Strathmore with respect to Strathmore's Dalton Pass Property (the "Dalton Pass Property").  The Dalton Pass Property consists of certain federal lode mining claims located between Church Rock and Crownpoint uranium districts of the western Grants Mineral Belt in the State of New Mexico.

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Expressed in U.S. Dollars)

(unaudited)

NOTE 4 - MINERAL EXPLORATION PROPERTIES (continued)

(e) Dalton Pass (continued)

Pursuant to the terms of the Dalton Pass Property Option Agreement, Strathmore has granted the Company the sole and exclusive right and option to acquire up to a 65% interest in the Dalton Pass Property, in consideration of:

  The Company paying Strathmore $250,000 (amounts paid on July 16, 2007); and

  The Company incurring a total of $16,750,000 in work commitment expenditures on the Dalton Pass Property ("Expenditures"), and additional payments of $1,000,000 in cash or stock to Strathmore in accordance with the following schedule:

- $1,000,000 in Expenditures Costs plus $250,000 payment in cash or equivalent fair value of common stock on or before October 5, 2008;

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

The Company will earn a 25% interest in the Dalton Pass Property once the Company has completed its commitments (Expenditure Costs of $8,750,000 and cash/stock of $1,000,000) on or before October 5, 2011. The Company will earn an additional 40% interest in the Dalton Pass Property once the Company has completed its additional commitments ($8,000,000 in work) on or before October 5, 2013. However, subject to the terms of the Dalton Pass Property Option Agreement, Strathmore has the right to retain or earn back a 16% interest in property by paying $8,000,000 to the Company.  Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Dalton Pass Property.  After the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), then each of the Company and Strathmore will contribute to the costs with respect to the Dalton Pass Property in accordance with their proportionate ownership interest in the Dalton Pass Property.

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

AUGUST 31, 2010

(Expressed in U.S. Dollars)

(unaudited)

NOTE 4 - MINERAL EXPLORATION PROPERTIES (continued)

(f)   Continental Property (continued)

Subject to the completion of due diligence satisfactory to the Company, the Letter Agreement was to have an initial closing on August 31, 2009 at which time the Company would:

  make a cash payment of $7,500,000

  issue and deliver 6,000,000 shares of the Company's common stock (subject to a one year re-sale restriction); and

  issue and deliver warrants exercisable to purchase up to 1,000,000 shares of the Company's common stock at the price of $1.00 per share for a period of two years from the date of issuance.

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

During the six months ended August 31, 2010, the Company settled part of accounts payable through the issuance of a convertible promissory note in the amount of $25,000. The terms of the convertible promissory note provided that in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at the rate of $0.05 per share.

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

NOTE 6 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The balance due to related parties of $Nil at August 31, 2010 (February 28, 2010 - $183,388) is due to directors, and a company controlled by a director and/or shareholder of the Company and is unsecured, non-interest bearing and payable on demand.

During the six months ended August 31, 2010, the Company paid or accrued consulting and/or management fees of $85,000 to directors of the Company (August 31, 2009 - $Nil, August 31, 2008 - $175,800).

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

The Company settled with certain directors and/or shareholders on $80,545 of related party debt related primarily to prior period management fee accruals for total cash consideration of $37,545 resulting in a gain on settlement of $43,000 which was recorded as a management fee recovery during the period.

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Expressed in U.S. Dollars)

(unaudited)

NOTE 7 - RELATED PARTY PROMISSORY NOTE PAYABLE

The related party promissory note payable of $100,000 at August 31, 2010 (February 28, 2010 - $769,126) consists of principal and accrued interest of $100,000 (February 28, 2010 - $651,000) and $Nil (February 28, 2010 - $118,126), respectively. This amount is unsecured, bears no interest and has no set terms of repayment.

During the six months ended August 31, 2010, the Company settled part of the debt through the issuance of a convertible promissory note in the amount of $375,000 and cash in the amount of $303,733 (inclusive of current period interest accrual of $9,607). The terms of the convertible promissory note provided that in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at the rate of $0.05 per share.

On March 29, 2010, the Company received notices of conversion, pursuant to which the convertible promissory notes were converted into shares of common stock of the Company at the rate of $0.05 per share.

On April 5, 2010, the Company issued 7,500,000 restricted common shares at $0.05 per share in settlement of the convertible promissory notes (Note 8).

On April 14, 2010, the Company paid $25,000 to a former director of the Company in settlement of $102,843 of obligations that were owed by the Company. This resulted in a gain on settlement of $77,843 (Note 10).

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

AUGUST 31, 2010

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

7.        On September 14, 2007, 7,500,000 common shares of the Company, valued at $14,000,000, were issued to Strathmore in accordance with the terms of the Option and Joint Venture Agreement.  On November 18, 2008, the Company entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements.  Pursuant to the terms of the termination agreement, the 7,500,000 common shares previously issued were required to be returned to the Company's treasury for cancellation.  The 7,500,000 shares were returned to treasury and cancelled on May 28, 2010 (Note 4).

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

9.        On April 5, 2010, the Company issued 8,000,000 restricted common shares at $0.05 per share in settlement of the convertible promissory notes (Notes 5 and 7).

10.      On April 14, 2010, the Company issued 4,100,000 units at a price of $0.50 per unit for proceeds of $2,050,000. Each unit consists of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $1.00 per share up to April 14, 2011. As at August 31, 2010, 2,050,000 of the related share purchase warrants in this series remain outstanding.

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

AUGUST 31, 2010

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

As approved by the Board of Directors, on April 5, 2010, the Company granted 3,250,000 stock options to certain officers, directors and management of the Company at $0.50 per share for terms of ten years.  The total fair value of these options at the date of grant was estimated to be $1,601,275 ($0.49 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 4.01%, a dividend yield of 0% and expected volatility of 150% and has been recorded as stock-based compensation expense during the six months ended August 31, 2010.

As approved by the Board of Directors, on April 5, 2010, the Company granted 1,000,000 stock options to certain consultants of the Company at $0.50 per share for terms of two years.  The total fair value of these options at the date of grant was estimated to be $407,800 ($0.41 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.18%, a dividend yield of 0% and expected volatility of 187% and has been recorded as stock-based compensation expense during the six months ended August 31, 2010.

As approved by the Board of Directors, on June 14, 2010, the Company granted 300,000 stock options to a consultant of the Company at $0.50 per share for terms of ten years.  The total fair value of these options at the date of grant was estimated to be $177,000 ($0.59 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 3.28%, a dividend yield of 0% and expected volatility of 147% and has been recorded as stock-based compensation expense during the six months ended August 31, 2010. During the six months ended August 31, 2010, the Company entered into an amending agreement with the holder of the 300,000 existing stock options amending the expiry date from June 14, 2020 to August 1, 2012. The stock-based compensation expense related to this amendment of 300,000 stock options was $Nil.

As approved by the Board of Directors, on August 1, 2010, the Company granted 600,000 stock options to certain consultants of the Company at $0.50 per share for terms of three years.  The total fair value of these options at the date of grant was estimated to be $365,790 ($0.61 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 0.85%, a dividend yield of 0% and expected volatility of 187% and has been recorded as stock-based compensation expense during the six months ended August 31, 2010.

As approved by the Board of Directors, on August 1, 2010, the Company granted 100,000 stock options to certain consultants of the Company at $0.50 per share for terms of two years. A total of 12,500 of these stock options vested on the grant date of August 1, 2010. A total of 87,500 of these stock options vest quarterly over the two years.  The total fair value of these options which vested in the six months ended August 31, 2010 was estimated to be $7,447 ($0.60 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.56%, a dividend yield of 0% and expected volatility of 214% and has been recorded as stock-based compensation expense during the six months ended August 31, 2010.

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Expressed in U.S. Dollars)

(unaudited)

NOTE 8 - CAPITAL STOCK (continued)

Stock Options (continued)

The Company's stock option activity for the six months ended August 31, 2010 is summarized as follows:

Number of Options

 Weighted average exercise
Price per share

 Weighted average remaining
in contractual life (in years)

Balance, February 28, 2009

4,500,000

$ 2.24

9.21 years

Granted

2,750,000

0.50

-

Expired - cancelled

(4,500,000)

2.24

-

Exercised

-

-

-

Balance, February 28, 2010

2,750,000

0.50

9.13 years

Granted

5,250,000

0.50

Expired - cancelled

(1,500,000)

0.50

Exercised

-

-

Balance, August 31, 2010

6,500,000

$ 0.50

6.99 years

During the six months ended August 31, 2010, 1,500,000 stock options previously granted on April 17, 2009 to certain officers, directors and management of the Company expired and were cancelled.

A total of 6,412,500 stock options are exercisable as at August 31, 2010.

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

As of August 31, 2010, 2,050,000 share purchase warrants are outstanding entitling the holder to purchase a common share at a price of $1.00 per share up to April 14, 2011.

NOTE 9 - INCOME TAXES

The Company has losses carried forward for income tax purpose to August 31, 2010. There are no current or deferred tax expenses for the six months ended August 31, 2010 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Expressed in U.S. Dollars)

(unaudited)

NOTE 9 - INCOME TAXES (continued)

The provision for refundable federal income tax consists of the following:

For the six months ended

August 31, 2010

August 31, 2009

Deferred tax asset attributable to

Current operations

$ 1,145,564

$ 400,863

Non-deductible stock-based compensation

(870,166)

(371,158)

Less: Change in valuation allowance

(275,398)

(29,705)

Net refundable amount

$ -

$ -

The composition of the Company's deferred tax asset as at August 31, 2010 and February 28, 2010 are as follows:

August 31, 2010

February 28, 2010

Net operation loss carry-forward

$ 16,843,552

$ 16,033,560

Statutory federal income tax rate

34%

34%

Deferred tax assets

5,726,808

5,451,410

Less: Valuation allowance

(5,726,808)

(5,451,410)

Net Deferred Tax Assets

$ -

$ -

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at August 31, 2010, the Company has an unused net operating loss carry forward balance of approximately $16,843,552 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires between years 2025 and 2031.

NOTE 10 - COMMITMENTS

Effective April 1, 2008, the Company entered into an Executive Service Agreement with Cleary Petroleum Corporation ("CPC") and Mr. Richard M. Cherry. In accordance with the terms of the Executive Service Agreement, Mr. Cherry, through CPC, was to provide such services as are required related to his executive position as the President and Chief Executive Officer of the Company and the Company was to pay CPC a monthly fee of $25,000 and grant to Mr. Cherry 1,000,000 stock options at $1.75 per share for a ten-year period. The Executive Service Agreement could be terminated by either party upon thirty days notice. Effective July 9, 2008, the Company accepted Mr. Cherry's resignation from the position of Chief Executive Officer and the Executive Service Agreement was terminated. Mr. Cherry retained his position on the Company's Board of Directors until his resignation on March 31, 2010. On April 14, 2010, the Company paid Mr. Cherry $25,000 in settlement of $102,843 of obligations that were owned to CPC and Mr. Cherry by the Company. This resulted in a gain on settlement of $77,843 (Note 7).

MERCER GOLD CORPORATION

(formerly Uranium International Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Expressed in U.S. Dollars)

(unaudited)

NOTE 11 - SUBSEQUENT EVENTS

The following events occurred during the period from the date of the six months ended on August 31, 2010 to the date the financial statements were available to be issued on October 15, 2010:

  On September 27, 2010, the Company issued 375,000 stock options to a director of the Company.  These stock options have an exercise price of $0.50 per common share, a term of 2 years and a 2 year vesting period with vesting occurring equally on a quarterly basis.

  On September 29, 2010, the Company issued  375,000 stock options to a director of the Company.  These stock options have an exercise price of $0.50 per common share, a term of 2 years and a 2 year vesting period with vesting occurring equally on a quarterly basis.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended August 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three and six months ended August 31, 2010 and 2009.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referred to under the heading "Risk Factors" below.

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

Paid

October 14, 2010

$55,000

Paid

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

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,000,000 to pursue our plan of operations over the next twelve months if we complete Phase I only, but approximately $2,000,000 over the next twelve months if we also proceed to Phase II during that time frame.  As at August 31, 2010, we had cash and cash equivalents of $529,646 and working capital of $337,348.  However, we may require additional financing to pursue our plan of operations over the next twelve months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

For the three months ended

For the three months ended

For the six months ended

For the six months ended

August 31,

August 31,

August 31,

August 31,

August 31,

2010

2010

2009

2010

2009

(unaudited)

(unaudited)

(unaudited)

(unaudited)

(unaudited)

GENERAL & ADMINISTRATIVE EXPENSES

    Write down of mineral property
acquisition costs

$ 14,625,000

$ -

$ 25,000

$ 100,000

$ 25,000

Bank charges and interest

6,391

1,452

69

2,048

382

Consulting fees

272,207

29,535

-

93,047

-

Interest expense

127,795

-

13,837

9,607

26,831

Legal and accounting

762,001

157,046

21,241

212,144

20,529

Management fees (recovery)

436,357

51,000

-

(35,843)

-

Marketing and promotion

91,817

38,845

488

38,923

569

    Mineral property development
expenditures

260,975

163,772

-

238,232

-

Office and miscellaneous (recovery)

183,384

78,099

(29)

109,846

982

Rent

69,999

19,609

1,339

34,008

4,722

Stock-based compensation

11,607,857

550,237

-

2,559,312

1,091,640

Transfer agent fees

34,626

5,252

4,495

7,980

8,353

TOTAL GENERAL & ADMINISTRATIVE EXPENSES

28,475,409

1,094,847

66,440

3,369,304

1,179,008

 NET LOSS AND
COMPREHENSIVE LOSS
FOR THE PERIOD

$ (28,475,409)

$ (1,094,847)

$ (66,440)

$ (3,369,304)

$ (1,179,008)

Six Months Ended August 31, 2010 Compared to Six Months Ended August 31, 2009

During the six months ended August 31, 2010 and August 31, 2009 we did not generate any revenue.

During the six months ended August 31, 2010 we incurred general and administrative expenses of $3,369,304 compared to $1,179,008 incurred during the six months ended August 31, 2009.  The major components of our general and administrative expenses for the six months ended August 31, 2010 and 2009 consisted of the following:

  write down of mineral property acquisition costs of $100,000 in 2010 (2009 - $nil);

  consulting fees of $93,047 in 2010 (2009 - $nil), which increased between 2009 and 2010 due to increased activity associated with the Guayabales property;

  interest expense of $9,607 in 2010 (2009 - $26,831), decreased between 2009 and 2010 due to reduction in debt;

  legal and accounting fees of $212,144 in 2010 (2009 - $20,529), which increased between 2009 and 2010 due to activity in negotiating and finalizing agreements relating to the Guayabales property and to effect the name change of the Company;

  marketing and promotion costs of $38,923 in 2010 (2009 - $569), which increased between 2009 and 2010 as we increased focus on these activities;

  mineral property development expenditures of $238,232 in 2010 (2009 - $nil), which increased between 2009 and 2010 due to increased exploration activity;

  office and miscellaneous expenses of $109,846 (2009 - $982), which increased between 2009 and 2010 due to increased activity relating to setting up the Guayabales property transaction and new business;

  rent of $34,008 in 2010 (2009 - $4,722);

  stock-based compensation of $2,559,312 in 2010 (2009 - $1,091,640), which increased between 2009 and 2010 due to issuance of stock options as compensation during the current period; and

  transfer agent fees of $7,980 in 2010 (2009 - $8,353.

Our net loss during the six months ended August 31, 2010 was $3,369,304 compared to a net loss of $1,179,008 during the six months ended August 31, 2009.

Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

During the three months ended August 31, 2010 and August 31, 2009 we did not generate any revenue.

During the three months ended August 31, 2010 we incurred general and administrative expenses of $1,094,847 compared to $66,440 incurred during the three months ended August 31, 2009.  The major components of our general and administrative expenses for the three months ended August 31, 2010 and 2009 consisted of the following:

  write down of mineral property acquisition costs of $nil in 2010 (2009 - $25,000);

  consulting fees of $29,535 in 2010 (2009 - $nil), which increased between 2009 and 2010 due to increased activity associated with the Guayabales property;

  interest expense of $nil in 2010 (2009 - $13,837), decreased between 2009 and 2010 due to reduction in debt;

  legal and accounting fees of $157,046 in 2010 (2009 - $21,241), which increased between 2009 and 2010 due to activity in negotiating and finalizing agreements relating to the Guayabales property and to effect the name change of the Company;

  management fees of $51,000 in 2010 (2009 - $nil);

  marketing and promotion costs of $38,845 in 2010 (2009 - $488), which increased between 2009 and 2010 as we increased focus on these activities;

  mineral property development expenditures of $163,772 in 2010 (2009 - $nil), which increased between 2009 and 2010 due to increased exploration activity;

  office and miscellaneous expenses of $78,099 (2009 - ($29)), which increased between 2009 and 2010 due to increased activity relating to setting up the Guayabales property transaction and new business;

  rent of $19,609 in 2010 (2009 - $1,339); and

  stock-based compensation of $550,237 in 2010 (2009 - $nil), which increased between 2009 and 2010 due to issuance of 300,000 stock options during the current period.

Our net loss during the three months ended August 31, 2010 was $1,094,847 compared to a net loss of $66,440 during the three months ended August 31, 2009.

Liquidity and Capital Resources

As at the six months ended August 31, 2010, our current assets were $596,358 (2009 - $385) and our current liabilities were $259,010 (2009 - $1,108,045), which resulted in a working capital surplus of $337,348 compared to a working capital deficit of $1,107,660 in 2009.

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

Total Stockholders' equity increased from ($1,007,660) for the six months ended August 31, 2009 to $5,632,348 for the six months ended August 31, 2010.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities.  For the six months ended August 31, 2010, net cash flows used in operating  activities was ($1,049,014) consisting primarily of a net loss of ($3,369,304).  Net cash flows used in operating activities was adjusted by ($118,126) in accrued interest on a related party promissory note, $100,000 in write down of mineral property acquisition costs, $2,559,312 in stock based compensation and ($120,843) in non-cash gains on the settlement of debt.  Net cash flows used in operating activities was further changed by ($66,327) in increase of prepaid expenses, $28,819 in increase of accounts payable and accrued liabilities, and ($62,545) in decrease due to related parties.

For the six months ended August 31, 2009, net cash flows used in operating activities was ($82,565) consisting primarily of a net loss of ($1,179,008).  Net cash flows used in operating activities was adjusted by $26,831 in accrued interest on related party promissory note, $25,000 in write down of mineral property acquisition costs and $1,091,640 in stock based compensation.  Net cash flows used in operating activities was further changed by ($33,287) in decrease of accounts payable and accrued liabilities, ($14,020) in decrease due to related parties and $279 in decrease of prepaid expenses.

Cash Flows Used in Investing Activities

For the six months ended August 31, 2010, net cash flows used in investing activities was ($295,000) compared to net cash flows used in investing activities during the six months ended August 31, 2009 of ($25,000).  This change was primarily as a result of option payments to Mercer Canada for the Guayabales Property.

Cash Flows Provided by Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.  For the six months ended August 31, 2010, net cash flows provided from financing activities was $1,873,600 compared to $60,000 for the six months ended August 31, 2009.  Cash flows from financing activities for the six months ended August 31, 2010 consisted primarily of ($340) in bank overdraft, ($176,000) of repayment of advances from related parties, and $2,050,000 for common shares issued for cash.  Cash flows from financing activities for the six months ended August 31, 2009 consisted of $60,000 in advances from related parties.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities.  Our working capital requirements are expected to increase as we expand our exploration activities as set forth above under "Plan of Operations".

Critical Accounting Policies and Estimates

Our condensed interim financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") applied on a consistent basis.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Asset Retirement Obligations

The Company has adopted ASC 410, "Asset Retirement and Environmental Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at August 31, 2010.

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

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were cash and cash equivalents as of August 31, 2010 and February 28, 2010 that exceeded federally insured limits.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at August 31, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Foreign Currency Translation

The financial statements are presented in U.S. dollars.  In accordance with ASC 830 "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.  To August 31, 2010, the Company has not recorded any translation adjustments into stockholders' equity.

Stock-Based Compensation

On June 1, 2006, the Company adopted ASC 718, "Compensation - Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  The adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

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

In January 2010, FASB issued ASU No. 2010-02, "Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification". ASU No. 2010-02 clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other U.S. GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts SFAS No. 160 (now included in Subtopic 810-10).  For those entities that have already adopted SFAS No. 160, the amendments were effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009.  The Company's adoption of ASU No. 2010-02 did not have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASC No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company's financial statements.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Company's Chief Executive Officer and Chief Financial Officer have concluded that our Company's disclosure controls and procedures were effective as of August 31, 2010.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

None.

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

              Date: October 15, 2010

By:        /s/ William D. Thomas

              William D. Thomas

              Secretary, Treasurer and Chief Financial Officer

              Date: October 15, 2010