Form 10-Q
period 2010-11-03
MERCER GOLD CORP.
filed 2010-12-30
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52660

MERCER GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	20-1769847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1620 - 200 Burrard Street
Vancouver, BC, Canada	V6C 3L6
(Address of principal executive offices)	(Zip Code)

(604) 681-3130
Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 68,637,500 shares of common stock as of December 29, 2010.

MERCER GOLD CORPORATION

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
November 30, 2010

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this quarterly report under “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this quarterly report. Forward-looking statements in this quarterly report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors referred to under “Risk Factors” in our annual report on Form 10-K file with the SEC.

The forward-looking statements in this quarterly report are made as of the date of this quarterly report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Mercer Gold Corporation (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Page

Consolidated Balance Sheets as of November 30, 2010 (unaudited) and February 28, 2010	6

Unaudited Consolidated Statements of Operations for the three months ended November 30, 2010 and 2009, the nine months ended November 30, 2009 and 2010 and for the period from inception (October 11, 2004) to November 30, 2010	7

Unaudited Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (October 11, 2004) to November 30, 2010	8

Unaudited Consolidated Statements of Cash Flows for the three months ended November 30, 2010 and 2009, the nine months ended November 30, 2010 and 2009 and for the period from inception (October 11, 2004) to November 30, 2010	10

Unaudited Notes to Consolidated Financial Statements	11

It is the opinion of management the unaudited consolidated financial statements for the three and nine months ended November 30, 2010 and 2009 include all adjustments necessary in order to ensure that the unaudited consolidated financial statements are not misleading. These unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 28, 2010. All adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended February 28, 2010.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

November 30, 2010

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30,	February 28,
	2010	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$87,597	$-

Amounts receivable	5,240	-
Prepaid expenses	134,592	385

TOTAL CURRENT ASSETS	227,429	385

PROPERTY AND EQUIPMENT (Note 4)	7,767	-
MINERAL EXPLORATION PROPERTIES (Note 5)	5,350,000	100,000

TOTAL ASSETS	$5,585,196	$100,385

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft	$-	$340

Accounts payable and accrued liabilities (Note 6)	231,996	155,191
Due to related parties (Note 7)	82,420	183,388
Promissory note payable (Note 8 (a))	100,000	769,126

TOTAL CURRENT LIABILITIES	414,416	1,108,045

PROMISSORY NOTE PAYABLE (Note 8 (b))	152,500	-

TOTAL LIABILITIES	566,916	1,108,045

NATURE OF OPERATIONS AND BASIS OF PRESENTATION, COMMITMENTS AND SUBSEQUENT EVENT (Notes 1, 11 and 13)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock (Note 9)
Authorized 562,500,000 shares of common stock, $0.001 par value
Issued and outstanding 68,637,500 common shares (February 28, 2010 – 54,037,500)	68,638	54,038
Additional paid-in-capital	33,173,427	24,044,407
Shares to be issued	150,000	-
Warrants	1,009,317	-
Deficit accumulated during exploration stage	(29,383,102)	(25,106,105)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	5,018,280	(1,007,660)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$5,585,196	$100,385

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)

	October 11,
	2004
	(inception) to	Three months ended		Nine months ended
	November 30,	November 30,		November 30,
	2010	2010	2009	2010	2009

GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs (Note 5)	$14,625,000	$-	$-	$100,000	$25,000
Bank charges and interest	8,988	2,597	195	4,645	577
Consulting fees	303,354	31,147	-	124,194	-
Interest expense (Note 8)	127,795	-	14,501	9,607	41,332
Legal and accounting	787,190	25,189	54,842	237,333	75,371
Management fees (Note 7)	486,285	49,928	-	14,085	-
Marketing and promotion	154,485	62,668	4,755	101,591	5,324
Mineral property development expenditures	777,309	516,334	-	754,566	-
Office and miscellaneous	240,802	57,418	-	167,264	982
Rent	83,659	16,660	621	50,668	5,343
Stock-based compensation (Note 9)	11,751,482	143,625	-	2,702,937	1,091,640
Transfer agent fees	36,753	2,127	1,355	10,107	9,708
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	29,383,102	907,693	76,269	4,276,997	1,255,277

NET LOSS	$(29,383,102)	$(907,693)	$(76,269)	$(4,276,997)	$(1,255,277)

BASIC AND DILUTED LOSS PER COMMON SHARE		$(0.01)	$(0.00)	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED		68,637,500	54,037,500	67,723,631	54,037,500

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO NOVEMBER 30, 2010
(Expressed in U.S. Dollars)
(unaudited)

						Deficit
						accumulated	Total
	Common stock			Additional		during	stockholders’
	Number of		Shares to	paid in		exploration	equity
	shares	Amount	be Issued	capital	Warrants	stage	(deficiency)

Balance, October 11, 2004 (inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.00013 per share – November 29, 2004 (Note 9)	30,000,000	30,000	-	(26,000)	-	-	4,000
Common stock issued for cash at $0.00013 per share – January 10, 2005 (Note 9)	18,000,000	18,000	-	(15,600)	-	-	2,400
Common stock issued for cash at $0.00013 per share – January 21, 2005 (Note 9)	11,250,000	11,250	-	3,750	-	-	15,000
Common stock issued for cash at $0.00013 per share – January 25, 2005 (Note 9)	1,500,000	1,500	-	500	-	-	2,000
Common stock issued for cash at $0.00013 per share – February 1, 2005 (Note 9)	187,500	188	-	2,312	-	-	2,500
Net loss for the period	-	-	-	-	-	(3,051)	(3,051)

Balance, February 28, 2005	60,937,500	60,938	-	(35,038)	-	(3,051)	22,849

Net loss for the year	-	-	-	-	-	(12,401)	(12,401)

Balance, February 28, 2006	60,937,500	60,938	-	(35,038)	-	(15,452)	10,448

Contributions to capital by related parties	-	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	-	(64,770)	(64,770)

Balance, February 28, 2007	60,937,500	60,938	-	(11,038)	-	(80,222)	(30,322)

Restricted common shares returned and cancelled (Note 9)	(15,000,000)	(15,000)	-	15,000	-	-	-
Common shares issued per Strathmore Option Agreement (Notes 5 and 9)	7,500,000	7,500	-	13,992,500	-	-	14,000,000
Commons shares issued for cash at $1.67 per share – February 26, 2008 (Note 9)	600,000	600	-	816,316	-	-	816,916
Warrants issued for cash – February 26, 2008 (Note 9)	-	-	-	-	183,084	-	183,084
Net loss for the year	-	-	-	-	-	(15,075,151)	(15,075,151)

Balance, February 29, 2008	54,037,500	54,038	-	14,812,778	183,084	(15,155,373)	(105,473)

Stock-based compensation (Note 9)	-	-	-	7,956,905	-	-	7,956,905
Warrants expired during the year (Note 9)	-	-	-	183,084	(183,084)	-	-
Net loss for the year	-	-	-	-	-	(8,685,803)	(8,685,803)

Balance, February 28, 2009	54,037,500	$54,038	$-	$22,952,767	$-	$(23,841,176)	$(834,371)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO NOVEMBER 30, 2010
(Expressed in U.S. Dollars)
(unaudited)

						Deficit
						accumulated	Total
	Common stock			Additional		during	stockholders’
	Number of		Shares to	paid in		exploration	equity
	shares	Amount	be Issued	capital	Warrants	stage	(deficiency)

Balance forward, February 28, 2009	54,037,500	$54,038	$-	$22,952,767	$-	$(23,841,176)	$(834,371)

Stock-based compensation (Note 9)	-	-	-	1,091,640	-	-	1,091,640
Net loss for the year	-	-	-	-	-	(1,264,929)	(1,264,929)

Balance, February 28, 2010	54,037,500	54,038	-	24,044,407	-	(25,106,105)	(1,007,660)

Common shares issued for debt – April 5, 2010 at $0.05 per share (Notes 6, 8 and 9)	8,000,000	8,000	-	392,000	-	-	400,000
Common shares issued for cash at $0.50 per share – April 14, 2010 (Note 9)	4,100,000	4,100	-	1,036,583	-	-	1,040,683
Warrants issued for cash – April 14, 2010 (Note 9)	-	-	-	-	1,009,317	-	1,009,317
Common shares issued per Mercer Option Agreement (Notes 5 and 9)	10,000,000	10,000	-	4,990,000	-	-	5,000,000
Common shares cancelled per Nose Rock Termination Agreement – May 28, 2010 (Notes 5 and 9)	(7,500,000)	(7,500)	-	7,500	-	-	-
Stock-based compensation (Note 9)	-	-	-	2,702,937	-	-	2,702,937
Subscription proceeds received (Note 9)	-	-	150,000	-	-	-	150,000
Net loss for the period	-	-	-	-	-	(4,276,997)	(4,276,997)

Balance, November 30, 2010	68,637,500	$68,638	$150,000	$33,173,427	$1,009,317	$(29,383,102)	$5,018,280

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)

	October 11,
	2004
	(inception) to	Three months ended		Nine months ended
	November 30,	November 30,		November 30,
	2010	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(29,383,102)	$(907,693)	$(76,269)	$(4,276,997)	$(1,255,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party promissory note (Note 8)	127,733	-	14,501	9,607	41,332
Depreciation	90	90	-	90	-
Contributions to capital by related parties	24,000	-	-	-	-
Write down of mineral property acquisition costs (Note 5)	14,625,000	-	-	100,000	25,000
Stock-based compensation (Note 8)	11,751,482	143,625	-	2,702,937	1,091,640
Non-cash gain on settlement of debt (Notes 7 and 8)	(120,843)	-	-	(120,843)	-
Changes in operating assets and liabilities:
(Increase) in amounts receivable	(5,240)	(5,240)	-	(5,240)	-
Decrease (increase) in prepaid expenses	(134,592)	(67,880)	460	(134,207)	739
Increase (decrease) in accounts payable and accrued liabilities	256,996	72,986	29,063	101,805	(4,224)
Increase (decrease) in due to related parties	203,263	82,420	-	19,875	(14,020)

NET CASH USED IN OPERATING ACTIVITIES	(2,655,213)	(681,692)	(32,245)	(1,602,973)	(114,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property interests (Note 5)	(975,000)	(55,000)	(50,000)	(350,000)	(75,000)
Acquisition of property and equipment (Note 4)	(7,857)	(7,857)	-	(7,857)	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(982,857)	(62,857)	(50,000)	(357,857)	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-	-	(340)	-
Advances from (repayments to) related parties (Note 8)	399,767	52,500	100,000	(251,233)	160,000
Other promissory notes	100,000	100,000	-	100,000	-
Common shares issued / subscribed for cash	3,225,900	150,000	-	2,200,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,725,667	302,500	100,000	2,048,427	160,000

INCREASE (DECREASE) IN CASH	87,597	(442,049)	17,755	87,597	(29,810)

CASH, BEGINNING OF PERIOD	-	529,646	4,358	-	51,923

CASH, END OF PERIOD	$87,597	$87,597	$22,113	$87,597	$22,113

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

Cash paid for interest	$127,733	$-	$-	$127,733	$-
Cash paid for income taxes	$-	$-	$-	$-	$-
Non-cash transactions:		$-	$-		$-
Donated rent and services	$24,000	$-	$-	$-	$-
Shares issued for exploration expenses	$14,000,000	$-	$-	$-	$-
Shares issued for mineral properties	$5,000,000	$-	$-	$5,000,000	$-
Shares issued on settlement of debts	$400,000	$-	$-	$400,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mercer Gold Corporation (the “Company”) was incorporated under the laws of the State of Nevada on October 11, 2004 to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On May 24, 2007 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Ancor Resources, Inc.) would merge with its newly incorporated and wholly-owned subsidiary, Nu-Mex Uranium Corp. (“Nu-Mex”). This merger became effective June 4, 2007 and the Company, being the surviving entity, changed its name to Nu-Mex Uranium Corp. On February 26, 2008 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Nu-Mex) would merge with its newly incorporated and wholly-owned subsidiary, Uranium International Corp. (“UIC”). This merger became effective as of March 11, 2008 and the Company, being the surviving entity, changed its name to Uranium International Corp. On May 17, 2010 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as UIC) would merge with its newly incorporated and wholly-owned subsidiary, Mercer Gold Corporation (“Mercer”). This merger became effective on the OTC Bulletin Board and effective with the State of Nevada on June 17, 2010 and the Company, being the surviving entity, changed its name to Mercer Gold Corporation. The Company intends to engage in the acquisition and exploration of mining properties. The Company is in the exploration stage and its operations principally involve research and development, market analysis, property evaluation and other business planning activities, and no revenue has been generated to date.

Effective June 6, 2007 the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company’s common stock. Further, on March 11, 2008 the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company’s common stock (Note 9). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities.” The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period.

Going Concern
The Company’s financial statements as at November 30, 2010, and for the period then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating loses since inception of $29,383,102. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

Comparative Figures
Certain comparative figures have been reclassified in order to conform to the current period’s financial statement presentation.

NOTE 2 – CHANGES IN ACCOUNTING POLICIES

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of Presentation
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to exploration stage enterprises. The functional currency is the U.S. dollar, and the financial statements are presented in U.S. dollars.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mercer One Panama Corp. and Mercer Two Panama Corp. which were incorporated on June 2, 2010. All significant inter-company transactions and account balances have been eliminated upon consolidation.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Asset Retirement Obligations
The Company has adopted ASC 410, “Asset Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at November 30, 2010.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are the determination of the fair value of transactions involving common stock and financial instruments. Other areas requiring estimates include deferred tax balances and asset impairment tests.

Cash and Cash Equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were cash and cash equivalents as of November 30, 2010 that exceeded federally insured limits. There were no cash and cash equivalents as of February 28, 2010 that exceeded federally insured limits.

Net Income (Loss) per Common Share
The Company computes income (loss) per share in accordance with ASC 260, “Earnings Per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Financial Instruments
The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Foreign Currency Translation
The financial statements are presented in U.S. dollars. In accordance with ASC 830 “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To November 30, 2010, the Company has not recorded any translation adjustments into stockholders’ equity.

Stock-Based Compensation
On June 1, 2006, the Company adopted ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. The adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

The Accounting Standards Codification
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector setter into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Subsequent Events
In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new guidance was effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Convertible Debt
In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash. The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options”, requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The new guidance was to be applied retrospectively to all periods presented upon those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Useful Life of an Intangible Asset
In April 2008, the FASB issued new guidance for determining the useful life of an intangible asset. The new guidance is now part of ASC 350, “Intangibles – Goodwill and Other”. In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities”, requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The new guidance was effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

Business Combinations
In December 2007, the FASB issued revised guidance for accounting for business combinations. The revised guidance, which is now part of ASC 805, “Business Combination” requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination. The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued new guidance for accounting for noncontrolling interests. The new guidance, which is now part of ASC 810, “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners. The new guidance was effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment
Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the declining balance method at the following annual rates:

Furniture and fixtures	10%
Machinery and equipment	10%
Computer equipment	20%

Other Updates
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The guidance provided in this update was effective December 1, 2009. The adoption of the ASU No. 2009-05 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. ASU No. 2010-01 was effective for interim and annual periods ending on or after December 15, 2009. The adoption of the ASU No. 2010-01 did not have a material impact on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification”. ASU No. 2010-02 clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts SFAS No. 160 (now included in Subtopic 810-10). For those entities that have already adopted SFAS No. 160, the amendments were effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The Company’s adoption of ASU No. 2010-02 did not have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements
In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASU No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010. The adoption of ASU No. 2010-09 is not expected to have a material impact on the Company's financial statements.

In February 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives". ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after March 5, 2010. The adoption of ASU No. 2010-11 did not have a material impact on the Company's financial statements.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 – PROPERTY AND EQUIPMENT

			Net Book Value
		Accumulated	November 30,	February 28,
	Cost	amortization	2010	2010
	$	$	$	$

Furniture and fixtures	622	8	614	-
Machinery and equipment	6,668	69	6,599	-
Computer equipment	567	13	554	-

	7,857	90	7,767	-

During the period ended November 30, 2010, total additions to property and equipment were $7,857 (February 28, 2010 - $Nil).

NOTE 5 – MINERAL EXPLORATION PROPERTIES

(a) Guayabales Property
On April 5, 2010, the Company entered into a letter of intent (the “LOI”), dated April 3, 2010 with Mercer Gold Corp., a private Canadian corporation (“Mercer Canada”). Pursuant to the LOI, Mercer Canada has granted to the Company an exclusive option (the “Option”) to acquire all of Mercer Canada’s current underlying option interests under an option agreement, dated March 4, 2010 (the “Underlying Option Agreement”), as entered into between Mercer Canada and Comunidad Mineral Guayabales (the “Underlying Property Owner”). Pursuant to the Underlying Option Agreement, Mercer Canada acquired from the Underlying Property Owner an option (the “Underlying Option”) to acquire a 100% legal, beneficial and registerable interest in and to certain mineral property concession interest which are held by way of license. The mineral property interests are located in the Municipality of Marmato, Colombia and are better known and described as the “Guayabales” property (collectively, the “Property”).

On April 13, 2010, the Company entered into a definitive Mineral Assets Option Agreement with Mercer Canada (the “Mercer Option Agreement”). The Mercer Option Agreement replaces the previous underlying LOI. The Mercer Option Agreement provides that, in order to exercise its Option, the Company is obligated to:

1.	Pay to Mercer Canada $200,000 immediately upon the execution of the Mercer Option Agreement (the “Effective Date”) (paid on April 14, 2010);

NOTE 5 – MINERAL EXPLORATION PROPERTIES (continued)

(a) Guayabales Property (continued)

2.	Issue to Mercer Canada, both prior to and after the due and complete exercise of the Options, an aggregate of up to 20,000,000 restricted shares of the Company’s common stock, as follows:
an initial issuance of 10,000,000 shares within two business days of the Effective Date (issued on April 15, 2010) (Note 9); and

a final issuance of 10,000,000 shares within five business days of the Company’s prior receipt of a “technical report” (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects (“NI 43-101”) meeting certain criteria);

3.

Provide funding for or expend minimum cumulative “Expenditures” for “Exploration and Development” (as defined in the Mercer Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests of not less than $11,500,000 in the following manner:

no less than an initial $1,500,000 of the Expenditures shall be expended on the Property by December 31, 2010 ($754,566 incurred);
no less than a further $5,000,000 of the Expenditures shall be expended on the Property by December 31, 2011; and
no less than a final $5,000,000 of the Expenditures shall be expended on the Property by December 31, 2012; and

4.

Pay on Mercer Canada’s behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Mercer Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement. The Company must pay the Underlying Property Owner an aggregate of $4,000,000 in the installments by the dates specified as follows:

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

NOTE 5 – MINERAL EXPLORATION PROPERTIES (continued)

(b) Geoforum Scandinavia AB Property (continued)
Under the terms of the Geoforum Option Agreement, in order to exercise the Option, the Company must:

1.	Pay $25,000 at the date of the execution of the Formal Option Agreement (the “Effective Date”) (paid on November 5, 2009);
2.	Pay an additional $25,000 upon the first twelve month anniversary of the Effective Date (the “Anniversary Date”);
3.	Pay an additional $25,000 upon each and every Anniversary Date thereafter until the Company acquires 100% undivided interest in the properties or the option is terminated;
4.	Issue 50,000 shares of the Company’s common stock upon the first Anniversary Date;
5.	Issue an additional 50,000 shares of the Company’s common stock upon the second Anniversary Date; and
6.	Incur exploration expenses of $3.7 million over the seven year period as follows;
$300,000 after the Effective Date and prior to the first Anniversary Date;
$400,000 between the first and second Anniversary Date; and
$3,000,000 between the third and seventh Anniversary Date.

The Company has the option to extend the period in which to incur the exploration expenses from seven years to nine years by paying Geoforum an additional $100,000.

The Board of Directors determined that it was not in the best interests of the Company and its shareholders to proceed with the acquisition and development of the Leases in accordance with the terms and provisions of the Option Agreement and the Company authorized the termination of the Option Agreement. The Company and Geoforum agreed that the Option Agreement would be terminated and the Company and Geoforum would be released from their respective duties and obligations. The Company has forfeited its deposit of the $50,000 paid to Geoforum which was recorded as a loss during the period ended November 30, 2010.

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

Under the terms of the TAM Option Agreement, in order to exercise the first TAM Option for 51%, the Company must:

1.	Pay $25,000 at the date of execution of the Formal Option Agreement (paid on November 23, 2009);
2.	Pay an additional $25,000 on or before one year from the date of execution of this Agreement (the “Anniversary Date”);
3.	Pay an additional $25,000 upon each and every Anniversary Date thereafter until either the Company acquires 80% interest in the properties or the agreement is terminated.
4.	Issue 50,000 shares of the Company’s common stock on or before the first Anniversary Date;
5.	Issue an additional 50,000 shares of the Company’s common stock on or before the second Anniversary Date; and
6.	Incur exploration expenses of $700,000 over the next two years as follows:
$300,000 prior to the first Anniversary Date; and
$400,000 prior to the second Anniversary Date.

Following the exercise of the 51% option, in order to exercise the second Option for an additional 29% interest, the Company must incur further exploration expenses of $3,000,000 prior to the seventh Anniversary Date.

NOTE 5 – MINERAL EXPLORATION PROPERTIES (continued)

(c) Trans Atlantic Metals AB Property (continued)
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

(d) Nose Rock Property
Further to the Letter of Intent (“LOI”) which became effective June 18, 2007, the Board of Directors of the Company approved the Company’s entry into an Option and Joint Venture Agreement (the “Agreement”) effective September 14, 2007, with Strathmore Resources (US) Inc. (“Strathmore”). The Agreement sets out the terms upon which the Company and Strathmore will explore and, if warranted, develop Strathmore’s Nose Rock properties.

Pursuant to the terms of the Agreement, Strathmore has granted the Company the sole and exclusive right to acquire up to a 65% interest in Strathmore’s Nose Rock properties (collectively, the “Nose Rock Properties”), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres in consideration of:

1.

The Company paying to Strathmore $250,000 and issuing 7,500,000 common shares in the capital stock of the Company (amounts paid and common shares issued on September 14, 2007 and valued at $14,000,000) (Note 9); and

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

NOTE 5 – MINERAL EXPLORATION PROPERTIES (continued)

(d) Nose Rock Property (continued)
On November 18, 2008 the Company entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements. Pursuant to the terms of the termination agreement, the 7,500,000 common shares previously issued were required to be returned to the Company’s treasury for cancellation. The 7,500,000 shares were returned to treasury and cancelled on May 28, 2010 (Note 9).

(e) Dalton Pass
Further to the LOI dated July 11, 2007, effective October 5, 2007, the Board of Directors of the Company approved the Company’s entry into an Option and Joint Venture Agreement dated October 5, 2007 (the “Dalton Pass Property Option Agreement”) with Strathmore with respect to Strathmore’s Dalton Pass Property (the “Dalton Pass Property”). The Dalton Pass Property consists of certain federal lode mining claims located between Church Rock and Crownpoint uranium districts of the western Grants Mineral Belt in the State of New Mexico.

Pursuant to the terms of the Dalton Pass Property Option Agreement, Strathmore has granted the Company the sole and exclusive right and option to acquire up to a 65% interest in the Dalton Pass Property, in consideration of:

1.	The Company paying Strathmore $250,000 (amounts paid on July 16, 2007); and
2.

The Company incurring a total of $16,750,000 in work commitment expenditures on the Dalton Pass Property (“Expenditures”), and additional payments of $1,000,000 in cash or stock to Strathmore in accordance with the following schedule:

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
a further $4,000,000 in Expenditures on or before October 5, 2012; and
a further $4,000,000 in Expenditures on or before October 5, 2013.

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

NOTE 5 – MINERAL EXPLORATION PROPERTIES (continued)

(f) Continental Property
Effective April 23, 2009, the Company entered into a Letter Agreement to purchase a total of thirteen exploration licenses covering eight uranium deposits held by Continental Precious Minerals Ltd. (“Continental”) in Sweden. The Company had until August 30, 2009 to conduct its due diligence.

The Letter Agreement called for an initial cash payment of $25,000 on signing of the Letter Agreement (paid on April 24, 2009).

Subject to the completion of due diligence satisfactory to the Company, the Letter Agreement was to have an initial closing on August 31, 2009 at which time the Company would:

  make a cash payment of $7,500,000
  issue and deliver 6,000,000 shares of the Company’s common stock (subject to a one year re-sale restriction)
  issue and deliver warrants exercisable to purchase up to 1,000,000 shares of the Company’s common stock at the price of $1.00 per share for a period of two years from the date of issuance.

At the first anniversary of the initial closing on August 31, 2009, the Company would have had to make a further payment of $7,500,000 and Continental would have had to transfer to the Company title to the thirteen exploration licenses.

On August 31, 2009, the Company announced that the contemplated purchase of the exploration licenses held by Continental would not go ahead. During the year ended February 28, 2010, the Company recorded a write-down of mineral property acquisition costs of $25,000 related to the Letter Agreement.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the nine month period ended November 30, 2010, the Company settled part of accounts payable through the issuance of a convertible promissory note in the amount of $25,000. The terms of the convertible promissory note provided that in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at the rate of $0.05 per share.

On March 29, 2010, the Company received a notice of conversion, pursuant to which, the convertible promissory note was converted into shares of common stock of the Company at the rate of $0.05 per share.

On April 5, 2010, the Company issued 500,000 restricted common shares at $0.05 per share in settlement of the convertible promissory note (Note 9).

NOTE 7 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The balance due to related parties of $82,420 at November 30, 2010 (February 28, 2010 - $183,388) is due to directors, and a company controlled by a director and/or shareholder of the Company and is unsecured, non-interest bearing and payable on demand.

During the nine months ended November 30, 2010, the Company paid or accrued consulting and/or management fees of $134,929 to directors of the Company (November 30, 2009 – $Nil, November 30, 2008 - $256,200).

NOTE 7 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS (continued)

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

On April 14, 2010, the Company paid $25,000 to a former director of the Company in settlement of $102,843 of obligations that were owed by the Company. This resulted in a gain on settlement of $77,843 (Note 11).

NOTE 8 – PROMISSORY NOTES PAYABLE

(a) Current
The promissory note payable of $100,000 at November 30, 2010 (February 28, 2010 - $769,126) consists of principal and accrued interest of $100,000 (February 28, 2010 - $651,000) and $Nil (February 28, 2010 - $118,126), respectively. This amount is unsecured, bears no interest and has no set terms of repayment.

During the nine month period ended November 30, 2010, the Company settled part of the debt through the issuance of a convertible promissory note in the amount of $375,000 and cash in the amount of $303,733 (inclusive of current period interest accrual of $9,607). The terms of the convertible promissory note provided that in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at the rate of $0.05 per share.

On March 29, 2010, the Company received notices of conversion, pursuant to which the convertible promissory notes were converted into shares of common stock of the Company at the rate of $0.05 per share.

On April 5, 2010, the Company issued 7,500,000 restricted common shares at $0.05 per share in settlement of the convertible promissory notes (Note 9).

(b) Non-current
On November 19, 2010, the Company issued a promissory note with a principal value of $52,500 to a director of the Company. The amount is unsecured, bears no interest and is due and payable on or before November 26, 2012.

On November 26, 2010, the Company issued a promissory note with a principal value of $100,000 to an unrelated party. The amount is unsecured, bears interest at a rate of 5% per annum and is due and payable on or before November 26, 2012.

NOTE 9 – CAPITAL STOCK

Authorized
The total authorized capital is 562,500,000 common shares with par value of $0.001 per share. On June 4, 2007, the Company increased the authorized share capital from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share. On June 8, 2010, the Company filed a Certificate of Change with the Nevada Secretary of State in relation to the 1.5 for one forward split of the Company’s common shares on March 11, 2008 to effect the 1.5 for one forward split of the Company’s authorized common shares. As a result, the Company’s authorized capital was increased from 375,000,000 shares, par value of $0.001 per share, to 562,500,000 shares, par value of $0.001 per share.

NOTE 9 – CAPITAL STOCK (continued)

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

All references in these financial statements to number of common shares, price per share and weighted average number of common shares have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

The total issued and outstanding capital stock is 68,637,500 commons shares with par value of $0.001 per share. The Company’s common stock issuances to date are as follows:

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

7.

On September 14, 2007, 7,500,000 common shares of the Company, valued at $14,000,000, were issued to Strathmore in accordance with the terms of the Option and Joint Venture Agreement. On November 18, 2008, the Company entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements. Pursuant to the terms of the termination agreement, the 7,500,000 common shares previously issued were required to be returned to the Company’s treasury for cancellation. The 7,500,000 shares were returned to treasury and cancelled on May 28, 2010 (Note 5).

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

9.	On April 5, 2010, the Company issued 8,000,000 restricted common shares at $0.05 per share in settlement of the convertible promissory notes (Notes 6 and 8).

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

11.	On April 15, 2010, 10,000,000 common shares of the Company, valued at $5,000,000, were issued to Mercer Canada in accordance with the terms of the Mercer Option Agreement (Note 5).

NOTE 9 – CAPITAL STOCK (continued)

Shares to be issued
During the period the Company received subscriptions of $150,000 towards a planned financing at $0.50 per unit with each unit consisting of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase an additional common share at a price of $1.00 per share for a period of one year from the date of issuance of the units.

2008 Stock Option Plan
On April 2, 2008 the Board of Directors of the company ratified, approved and adopted a Stock Option Plan for the company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

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

As approved by the Board of Directors, on April 5, 2010, the Company granted 3,250,000 stock options to certain officers, directors and management of the Company at $0.50 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $1,601,275 ($0.49 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 4.01%, a dividend yield of 0% and expected volatility of 150% and has been recorded as stock-based compensation expense during the period ended November 30, 2010.

As approved by the Board of Directors, on April 5, 2010, the Company granted 1,000,000 stock options to certain consultants of the Company at $0.50 per share for terms of two years. The total fair value of these options at the date of grant was estimated to be $407,800 ($0.41 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.18%, a dividend yield of 0% and expected volatility of 187% and has been recorded as stock-based compensation expense during the period ended November 30, 2010.

NOTE 9 – CAPITAL STOCK (continued)

2008 Stock Option Plan (continued)
As approved by the Board of Directors, on June 14, 2010, the Company granted 300,000 stock options to a consultant of the Company at $0.50 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $177,000 ($0.59 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 3.28%, a dividend yield of 0% and expected volatility of 147% and has been recorded as stock-based compensation expense during the period ended November 30, 2010. During the period ended November 30, 2010, the Company entered into an amending agreement with the holder of the 300,000 existing stock options amending the expiry date from June 14, 2020 to August 1, 2012. The stock-based compensation expense related to this amendment of 300,000 stock options was $Nil.

As approved by the Board of Directors, on August 1, 2010, the Company granted 600,000 stock options to certain consultants of the Company at $0.50 per share for terms of three years. The total fair value of these options at the date of grant was estimated to be $365,790 ($0.61 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 0.85%, a dividend yield of 0% and expected volatility of 187% and has been recorded as stock-based compensation expense during the period ended November 30, 2010.

As approved by the Board of Directors, on August 1, 2010, the Company granted 100,000 stock options to certain consultants of the Company at $0.50 per share for terms of two years. A total of 12,500 of these stock options vested on the grant date of August 1, 2010. A total of 87,500 of these stock options vest quarterly over the two years. The total fair value of these options which vested in the period ended November 30, 2010 was estimated to be $7,447 ($0.60 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.56%, a dividend yield of 0% and expected volatility of 214% and has been recorded as stock-based compensation expense during the period ended November 30, 2010.

Effective November 30, 2010, the Board of Directors approved the termination of the 2008 Stock Option Plan and the cancellation of all related options outstanding. Certain of the options then outstanding were then replaced by options in the Company’s newly adopted 2010 Stock Option Plan (see below).

2010 Stock Option Plan
Effective November 30, 2010 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan (the “2010 Stock Option Plan”) for the company in the amount of 13,725,500 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

Effective November 30, 2010, concurrent with the cancellation of the 2008 Stock Option Plan, 4,500,000 outstanding options were cancelled and immediately replaced with 4,500,000 options in the newly adopted 2010 Stock Option Plan. The replacement options have an exercise price of $0.50 per share for terms of four years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant. The incremental fair value resulting from the modification / replacement of the original options was estimated to be $94,000 which will be recorded over the vesting period of the options. A total of $23,500 relating to vested options has been recorded as stock-based compensation expense during the period ended November 30, 2010.

NOTE 9 – CAPITAL STOCK (continued)

Stock Options (continued)
As approved by the Board of Directors, on November 30, 2010, the Company granted 1,550,000 stock options under the 2010 Stock Option Plan to certain consultants and directors of the Company at $0.50 per share for terms of four years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant. The total fair value of these options was estimated to be $480,500 ($0.31 per stock option) was determined using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 0.1.10%, a dividend yield of 0% and expected volatility of 150%. A total of $120,125 relating to vested options has been recorded as stock-based compensation expense during the period ended November 30, 2010.

The Company’s stock option activity for the period ended November 30, 2010 is summarized as follows:

		Weighted average exercise	Weighted average remaining
	Number of Options	Price per share	in contractual life (in years)

Balance, February 28, 2009	4,500,000	$2.24	9.21 years
Granted	2,750,000	0.50	-
Expired - cancelled	(4,500,000)	2.24	-
Exercised	-	-	-

Balance, February 28, 2010	2,750,000	0.50	9.13 years
Granted	6,800,000	0.50
Expired - cancelled	(3,500,000)	0.50
Exercised	-	-

Balance, November 30, 2010	6,050,000	$0.50	3.88 years

During the period ended November 30, 2010, 2,250,000 stock options previously granted on April 17, 2009 and 1,250,000 stock options previously granted on April 5, 2010 to certain officers, directors and management of the Company expired and were cancelled.

A total of 1,512,500 stock options are exercisable as at November 30, 2010.

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

As of November 30, 2010, 2,050,000 share purchase warrants are outstanding entitling the holder to purchase a common share at a price of $1.00 per share up to April 14, 2011.

NOTE 10 – INCOME TAXES

The Company has losses carry forward for income tax purpose to November 30, 2010. There are no current or deferred tax expenses for the period ended November 30, 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended

	November 30, 2010	November 30, 2009

Deferred tax asset attributable to
Current operations	$1,404,020	$426,794
Non-deductible stock-based compensation	(918,998)	(371,157)
Difference in foreign tax rates	(4,030)	-
Less: Change in valuation allowance	(480,992)	(55,637)

Net refundable amount	$-	$-

The composition of the Company’s deferred tax asset as at November 30, 2010 and February 28, 2010 are as follows:

	November 30, 2010	February 28, 2010

Net operation loss carry-forward	$17,460,096	$16,033,560
Statutory federal income tax rate	33.98%	34.00%
Deferred tax assets	5,932,402	5,451,410
Less: Valuation allowance	(5,932,402)	(5,451,410)

Net Deferred Tax Assets	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

NOTE 10 – INCOME TAXES (continued)

As at November 30, 2010, the Company has an unused net operating loss carry forward balance of approximately $17,460,096 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires as follows:

	United States	Colombia
	$	$

2025	3,051	-
2026	12,401	-
2027	40,770	-
2028	15,075,151	-
2029	728,899	-
2030	173,289	-
2031	1,023,554	-
No expiry	-	402,981

	17,057,115	402,981

NOTE 11 – COMMITMENTS

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

NOTE 12 – SEGMENTED INFORMATION

The Company’s only business activity is exploration and development of mineral properties. This activity is carried out in Colombia.

Net loss by geographic area is as follows:

	October 11, 2004
	(inception) to	Three months ended		Nine months ended
	November 30,	November 30,		November 30,
	2010	2010	2009	2010	2009

TOTAL EXPENSES
United States	28,980,121	504,712	76,269	3,726,491	1,255,277
Colombia	402,981	402,981	-	402,981	-
NET LOSS	(29,383,102)	(907,693)	(76,269)	(4,276,997)	(1,255,277)

NOTE 12 – SEGMENTED INFORMATION (continued)

Total assets by geographic area are as follows:

	November 30, 2010	February 28, 2010
	(unaudited)	(audited)

CURRENT ASSETS
United States	139,832	385
Colombia	87,597	-
OTHER ASSETS
United States	5,350,000	100,000
Colombia	7,767	-

TOTAL ASSETS	5,585,196	100,385

NOTE 13 – SUBSEQUENT EVENT

The following event occurred during the period from the date of the nine month period ended on November 30, 2010 to the date the financial statements were available to be issued on December 22, 2010:

1.

On December 3, 2010, the Company issued a promissory note with a principal value of $50,000 to an unrelated party. The amount is unsecured, bears interest at a rate of 5% per annum and is due and payable on or before December 3, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended November 30, 2010 and 2009 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and nine months ended November 30, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referred to under the heading “Risk Factors” below.

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

Mineral Assets Option Agreement - Guayabales Property, Colombia

On April 13, 2010, we entered into a Mineral Assets Option Agreement (the “Mercer Option Agreement”) with Mercer Gold Corporation, a private mining company (“MGC”), pursuant to which MGC formally granted to us an exclusive option to acquire all of MGC’s current underlying option interests under an option agreement dated for reference March 4, 2010 (the “Underlying Option Agreement”) between MGC and Comunidad Minera Guayabales (“CMG”). Pursuant to the Underlying Option Agreement, MGC acquired from CMG an option to acquire a 100% interest in certain mineral property concession interests which are held by way of license and located in the municipality of Marmato, Colombia. These mineral property concessions are better known collectively as the “Guayabales Property”. The Mercer Option Agreement replaced an underlying letter of intent between and MGC and our Company dated April 3, 2010.

As described in more detail in our Annual Report on Form 10-K for the year ended February 28, 2010, the Mercer Option Agreement provides that, in order to exercise our option, we are obligated to, among other things:

(a)

provide funding for or expend minimum cumulative “Expenditures” for “Exploration and Development” (as those terms are defined in the Mercer Option Agreement) work on any of the mineral interests comprising the Guayabales Property interests of not less than $11,500,000 in the following manner:

	(i)	no less than an initial $1,500,000 of the Expenditures shall be expended on the Guayabales Property by December 31, 2010;

	(ii)	no less than a further $5,000,000 of the Expenditures shall be expended on the Guayabales Property by December 31, 2011; and

	(iii)	no less than a final $5,000,000 of the Expenditures shall be expended on the Guayabales Property by December 31, 2012; and

(d)

pay on MGC’s behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Guayabales Property in good standing during the option period ending no later than January 31, 2013, and including, without limitation, all remaining cash payments required to be made to CMG under the Underlying Option Agreement.

Therefore, subject to the Mercer Option Agreement, our Company must assume all of MGC’s obligations under the Underlying Option Agreement in order to complete the acquisition of the Guayabales Property. These obligations include cash payments; provision for allowing continued Limited Mining Rights as described below; property maintenance; and quarterly reports. More specifically, these include:

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

Plan of Operations

Our Plan of Operations for the next twelve months is to pursue Phase I of the recommended exploration program on the Guayabales Property, as described in more detail in our Annual Report on Form 10-K for the year ended February 28, 2010, under “Item 1. Business – Mineral Properties – Guayabales Property, Colombia – Company’s Planned Exploration Program.” The estimated cost of Phase I is $507,475. If Phase I is successful in developing drill targets, then the Company may proceed to a Phase II program, budgeted at US$994,450, later in 2010 and early 2011.

The budgets for the Phase I and Phase II exploration programs include the cash payments that we must make to CMG, in accordance with the payment schedule set forth above in Table A under “Mineral Assets Option Agreement - Guayabales Property, Colombia.” Such payments will total $250,000 over the next twelve months.

Further, we expect to spend approximately $300,000 in the next 12 months in office and general expenses and professional, consulting and management fees.

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1,000,000 to pursue our plan of operations over the next twelve months if we complete Phase I only, but approximately $2,000,000 over the next twelve months if we also proceed to Phase II during that time frame. As at November 30, 2010, we had cash and cash equivalents of $87,597 and a working capital deficiency of $186,987. However, we may require additional financing to pursue our plan of operations over the next twelve months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our Company for the periods indicated:

	For the period
	from the date of
	inception
	(October 11,	For the three	For the three	For the nine	For the nine
	2004) to	months ended	months ended	months ended	months ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2010	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$14,625,000	$-	$-	$100,000	$25,000
Bank charges and interest	8,988	2,597	195	4,645	577
Consulting fees	303,354	31,147	-	124,194	-
Interest expense	127,795	-	14,501	9,607	41,332
Legal and accounting	787,190	25,189	54,842	237,333	75,371
Management fees (recovery)	486,285	49,928	-	14,085	-
Marketing and promotion	154,485	62,668	4,755	101,591	5,324
Mineral property development
expenditures	777,309	516,334	-	754,566	-
Office and miscellaneous (recovery)	240,802	57,418	-	167,264	982
Rent	83,659	16,660	621	50,668	5,343
Stock-based compensation	11,751,482	143,625	-	2,702,937	1,091,640
Transfer agent fees	36,753	2,127	1,355	10,107	9,708

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	29,383,102	907,693	76,269	4,276,997	1,255,277

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(29,383,102)	$(907,693)	$(76,269)	$(4,276,997)	$(1,255,277)

Nine Months Ended November 30, 2010 Compared to Nine Months Ended November 30, 2009

During the nine months ended November 30, 2010 and November 30, 2009 we did not generate any revenue.

During the nine months ended November 30, 2010 we incurred general and administrative expenses of $4,276,997 compared to $1,255,277 incurred during the nine months ended November 30, 2009. The major components of our general and administrative expenses for the nine months ended November 30, 2010 and 2009 consisted of the following:

  write down of mineral property acquisition costs of $100,000 in 2010 (2009 - $25,000);

  consulting fees of $124,194 in 2010 (2009 - $nil), which increased between 2009 and 2010 due to increased activity associated with the Guayabales property;

  interest expense of $9,607 in 2010 (2009 - $41,332), decreased between 2009 and 2010 due to reduction in debt;

  legal and accounting fees of $237,333 in 2010 (2009 – $75,371), which increased between 2009 and 2010 due to activity in negotiating and finalizing agreements relating to the Guayabales property and to effect the name change of the Company;

  marketing and promotion costs of $101,591 in 2010 (2009 - $5,324), which increased in 2010 as we increased focus on these activities;

  mineral property development expenditures of $754,566 in 2010 (2009 - $nil), which increased between 2009 and 2010 due to increased exploration activity;

  office and miscellaneous expenses of $167,264 (2009 - $982), which increased between 2009 and 2010 due to increased activity relating to setting up the Guayabales property transaction and new business;

  rent of $50,668 in 2010 (2009 - $5,343); and

  stock-based compensation of $2,702,937 in 2010 (2009 - $1,091,640), which increased between 2009 and 2010 due to issuance and modification of stock options as compensation during the current period.

Our net loss during the nine months ended November 30, 2010 was $4,276,977 compared to a net loss of $1,255,277 during the nine months ended November 30, 2009.

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

During the three months ended November 30, 2010 and November 30, 2009 we did not generate any revenue.

During the three months ended November 30, 2010 we incurred general and administrative expenses of $907,693 compared to $76,269 incurred during the three months ended November 30, 2009. The major components of our general and administrative expenses for the three months ended November 30, 2010 and 2009 consisted of the following:

  consulting fees of $31,147 in 2010 (2009 - $nil), which increased between 2009 and 2010 due to increased activity associated with the Guayabales property;

  interest expense of $nil in 2010 (2009 - $14,501), decreased between 2009 and 2010 due to reduction in debt;

  legal and accounting fees of $25,189 in 2010 (2009 – $54,842), which increased between 2009 and 2010 due to activity in negotiating and finalizing agreements relating to the Guayabales property and to effect the name change of the Company;

  management fees of $49,928 in 2010 (2009 - $nil);

  marketing and promotion costs of $62,668 in 2010 (2009 - $4,755), which increased in 2010 as we increased focus on these activities;

  mineral property development expenditures of $516,334 in 2010 (2009 - $nil), which increased between 2009 and 2010 due to increased exploration activity;

  office and miscellaneous expenses of $57,418 (2009 - $nil), which increased between 2009 and 2010 due to increased activity relating to setting up the Guayabales property transaction and new business;

  rent of $16,660 in 2010 (2009 - $621); and

  stock-based compensation of $143,625 in 2010 (2009 - $nil), which increased between 2009 and 2010 due to issuance of 1,550,000 stock options and modification of 4,500,000 stock options during the current period.

Our net loss during the three months ended November 30, 2010 was $907,693 compared to a net loss of $76,269 during the three months ended November 30, 2009.

Liquidity and Capital Resources

As at the nine months ended November 30, 2010, our current assets were $227,429 (2009 - $23,034) and our current liabilities were $414,416 (2009 - $1,121,042), which resulted in a working capital deficit of $186,987 compared to a working capital deficit of $1,098,008 in 2009.

As discussed above under “Plan of Operations”, we estimate that we will require approximately $1,000,000 to pursue our plan of operations over the next twelve months if we complete Phase I only, but approximately $2,000,000 over the next twelve months if we also proceed to Phase II. We intend to apply the net proceeds of our recent $2,050,000 private placement to fund the Phase I and II programs, but we may require additional financing within the next twelve months.

Total Stockholders’ equity (deficiency) increased from ($998,008) for the nine months ended November 30, 2009 to $5,018,280 for the nine months ended November 30, 2010.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended November 30, 2010, net cash flows used in operating activities was ($1,602,973) consisting primarily of a net loss of ($4,276,997). Net cash flows used in operating activities was adjusted by $9,607 in accrued interest on a related party promissory note, $100,000 in write down of mineral property acquisition costs, $2,702,937 in stock based compensation and ($120,843) in non-cash gains on the settlement of debt. Net cash flows used in operating activities was further changed by ($5,240) in increase of amounts receivable, ($134,207) in increase of prepaid expenses, $101,805 in increase of accounts payable and accrued liabilities, and $19,875 in increase of due to related parties.

For the nine months ended November 30, 2009, net cash flows used in operating activities was ($114,810) consisting primarily of a net loss of ($1,255,277). Net cash flows used in operating activities was adjusted by $41,332 in accrued interest on related party promissory note, $25,000 in write down of mineral property acquisition costs and $1,091,640 in stock based compensation. Net cash flows used in operating activities was further changed by ($4,224) in decrease of accounts payable and accrued liabilities, ($14,020) in decrease due to related parties and $739 in decrease of prepaid expenses.

Cash Flows Used in Investing Activities
For the nine months ended November 30, 2010, net cash flows used in investing activities was ($357,857) compared to net cash flows used in investing activities during the nine months ended November 30, 2009 of ($75,000). This change was primarily as a result of option payments to Mercer Canada for the Guayabales Property.

Cash Flows Provided by Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months ended November 30, 2010, net cash flows provided from financing activities was $2,048,427 compared to $160,000 for the nine months ended November 30, 2009. Cash flows from financing activities for the nine months ended November 30, 2010 consisted primarily of ($340) in bank overdraft, ($251,233) of repayment of advances from related parties, other promissory note proceeds of $100,000 and $2,200,000 for common shares issued for cash. Cash flows from financing activities for the nine months ended November 30, 2009 consisted of $160,000 in advances from related parties.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase as we expand our exploration activities as set forth above under “Plan of Operations”.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S generally accepted accounting principles (U.S. GAAP) applicable to exploration stage enterprises. The functional currency is the U.S. dollar, and the financial statements are presented in U. S. dollars.

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

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Asset Retirement Obligations

The Company has adopted ASC 410, “Asset Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at November 30, 2010.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are the determination of the fair value of transactions involving common stock and financial instruments. Other areas requiring estimates include deferred tax balances and asset impairment tests.

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were cash and cash equivalents as of November 30, 2010 that exceeded federally insured limits. There were no cash and cash equivalents as of February 28, 2010 that exceeded federally insured limits.

Net Income (Loss) per Common Share

The Company computes income (loss) per share in accordance with ASC 260, “Earnings Per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Financial Instruments

The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Foreign Currency Translation

The financial statements are presented in U.S. dollars. In accordance with ASC 830 “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To November 30, 2010, the Company has not recorded any translation adjustments into stockholders’ equity.

Stock-Based Compensation

On June 1, 2006, the Company adopted ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. The adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

The Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector setter into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new guidance was effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Convertible Debt

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash. The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options”, requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The new guidance was to be applied retrospectively to all periods presented upon those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Useful Life of an Intangible Asset

In April 2008, the FASB issued new guidance for determining the useful life of an intangible asset. The new guidance is now part of ASC 350, “Intangibles – Goodwill and Other”. In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities”, requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The new guidance was effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations. The revised guidance, which is now part of ASC 805, “Business Combination” requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination. The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new guidance for accounting for noncontrolling interests. The new guidance, which is now part of ASC 810, “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners. The new guidance was effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

Other Updates

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The guidance provided in this update was effective December 1, 2009. The adoption of the ASU No. 2009-05 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. ASU No. 2010-01 was effective for interim and annual periods ending on or after December 15, 2009. The adoption of the ASU No. 2010-01 did not have a material impact on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification”. ASU No. 2010-02 clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts SFAS No. 160 (now included in Subtopic 810-10). For those entities that have already adopted SFAS No. 160, the amendments were effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The Company’s adoption of ASU No. 2010-02 did not have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASU No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010. The adoption of ASU No. 2010-09 is not expected to have a material impact on the Company's financial statements.

In February 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives". ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after March 5, 2010. The adoption of ASU No. 2010-11 is not expected to have a material impact on the Company's financial statements.

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

Funding for Plan of Operations

As set forth above under “Plan of Operations”, we anticipate that we will require approximately $1,000,000 to $2,000,000 over the next twelve months to pursue our Plan of Operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Rahim Jivraj (being our principal executive officer), and our Chief Financial Officer, William Thomas (being our principal financial and accounting officer), to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of November 30, 2010.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

As a “smaller reporting company” (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended February 28, 2010, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently consider to be immaterial, may also prove to be material and adversely affect our business, financial condition and/or operating results.

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
Date: December 29, 2010

By:	/s/ William D. Thomas
William D. Thomas
Secretary, Treasurer and Chief Financial Officer
Date: December 29, 2010