Form 10-K
period 2011-02-28
MERCER GOLD CORP.
filed 2011-06-03
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended February 28, 2011

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission file number 000-52660

MERCER GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation of organization)	20-1769847 (I.R.S. Employer Identification No.)

880-666 Burrard Street, Vancouver, British Columbia V6C 2G3
(Address of Principal Executive Offices)

(604) 681-3130
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
Yes [  ]  No [X]

The aggregate market value of the registrant's stock held by non-affiliates of the registrant as of August 31, 2010, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.40 per share) on that date, was approximately $25,255,000.

The registrant had 17,459,369 shares of common stock outstanding as of May 31, 2011.

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

AVAILABLE INFORMATION

Mercer Gold Corp. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission" or "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Mercer" and the "Company" mean Mercer Gold Corp.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

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

On May 17, 2010, we filed Articles of Merger with the Nevada Secretary of State in order to merge with our wholly-owned subsidiary, Mercer Gold Corporation, and to change our name to Mercer Gold Corporation. This name change was effected on the OTC Bulletin Board on June 9, 2010, and the name change became effective under Nevada corporate law on June 17, 2010. We changed our name to "Mercer Gold Corporation" in furtherance of our entry into an option agreement with Mercer Gold Corporation, a private company, pursuant to which we had the option to acquire an interest in certain gold prospect mineral property concession interests located in Colombia (known as the "Guayabales Property"), as described below.

On June 2, 2010, we caused two wholly-owned subsidiary companies to be incorporated under the laws of the Republic of Panama, namely, Mercer One Panama Corp. and Mercer Two Panama Corp. .

On April 14, 2011, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a reverse split of our authorized and issued and outstanding shares of common stock on a three (3) old for one (1) new basis. Subsequently, the directors agreed it was in the best interest of the Company to amend the reverse split to a ratio of four (4) old for one (1) new such that the Company's authorized capital was decreased from 562,500,000 shares of common stock with a par value of $0.001 to 140,625,000 shares of common stock with a par value of $0.001. Accordingly, on April 28, 2011 the Company filed a Certificate of Correction with the Nevada Secretary of State to effect the four (4) old for one (1) new reverse split.

Our principal offices are located at 880-666 Burrard Street, Vancouver, British Columbia V6C 2G3, and our telephone number is (604) 681-3130.

General

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our property interests. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined with respect to any of our mineral property interests.

At the present time, our primary property of interest is the Guayabales Property, Colombia as described below.

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

The Definitive Option Agreement provides that, in order to exercise our Option, we are obligated to:

1.       Pay to MGC $200,000 immediately upon the execution of the Definitive Option Agreement (the "Effective Date") (paid on April 14, 2010);

2.       Issue to MGC, both prior to and after the due and complete exercise of the Option, an aggregate of up to 5,000,000 restricted shares of the Company's common stock, as follows:

  an initial issuance of 2,500,000 shares within two business days of the Effective Date (issued on April 15, 2010); and

  a final issuance of 2,500,000 shares within five business days of the Company's prior receipt of a "technical report" (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects ("NI 43-101") meeting certain criteria);

3.       Provide funding for or expend minimum cumulative "Expenditures" for "Exploration and Development" (as defined in the Definitive Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests of not less than $11,500,000 in the following manner:

  no less than an initial $1,500,000 of the Expenditures shall be expended on the Property by December 31, 2010 ($1,000,000 incurred);

  no less than a further $5,000,000 of the Expenditures shall be expended on the Property by December 31, 2011($354,855 incurred); and

  no less than a final $5,000,000 of the Expenditures shall be expended on the Property by December 31, 2012; and

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

  Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);

  Pay additional $40,000 on or by April 14, 2010 (paid);

  Pay additional $55,000 on or by July 14, 2010 (paid);

  Pay additional $55,000 on or by October 14, 2010 (paid);

  Pay additional $65,000 on or by January 14, 2011 (paid);

  Pay additional $75,000 on or by April 14, 201l (paid);

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

  Pay additional $190,000 on or by January 14, 2014;

  Pay additional $230,000 on or by July 14, 2014;

  Pay additional $230,000 on or by January 14, 2015; and

  Pay additional $2,245,000 on or by July 14, 2015.

On December 30, 2011, an amendment was agreed to whereby the funding for minimum cumulative "Expenditures" for "Exploration and Development" (as defined in the Definitive Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests of not less than $11,500,000 was revised in the following manner:

  no less than an initial $750,000 of the Expenditures shall be expended on the Property by December 31, 2010 ($750,000 incurred);

  no less than a further $5,750,000 of the Expenditures shall be expended on the Property by December 31, 2011 ($604,855 incurred); and

  no less than a final $5,000,000 of the Expenditures shall be expended on the Property by December 31, 2012.

On March 22, 2011, a further amendment was agreed to whereby the funding for minimum cumulative "Expenditures" for "Exploration and Development" (as defined in the Mercer Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests was reduced from $11,500,000 to $3,000,000 to be incurred in the following manner:

  no less than an initial $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2011 ($1,000,000 incurred);

  no less than a further $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2012 ($354,855 incurred); and

  no less than a final $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2013.

Title to Property and Underlying Option Agreement

CMG, a Colombian legal entity, is the rightful owner of the concession contract #LH 0071-17, an exploitation license valid until March 28, 2032, that was registered on March 28, 2008 by INGEOMINAS in the Department of Caldas (registration #HHXB 01). As described above, MGC, a privately-held, Canadian entity registered in British Colombia, entered into an Option Agreement "Underlying Option Agreement" with CMG on March 4, 2010 to acquire a 100% interest in Guayabales. The Company entered into the Definitive Option Agreement with MGC as described above to acquire the 100% interest of Guayabales subject to the terms of the Underlying Option Agreement. No surface agreements are in place; however, CMG represents and warrants reasonable surface access to Guayabales in the Underlying Option Agreement and the Colombian Mining Code guarantees surface access.

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

Subject to the Definitive Option Agreement as described above, the Company is responsible for all obligations established in the Underlying Option Agreement between MGC and CMG in order to complete the 100% acquisition of the Guayabales Property. These obligations include cash payments; provision for allowing continued Limited Mining Rights as described below; property maintenance; and quarterly reports. More specifically, these include:

1.     Cash Payments: The Company is responsible to make cash payments to CMG as described above.

2.     Limited Mining Rights: The Company provides CMG with Limited Mining Rights, allowing the cooperative group of miners belonging to the entity to continue mining operations on the property. Operations are not to exceed 80 metric tonnes per day, providing that the mining operations are restricted to geographic areas in which mining operations are currently being conducted. The Company has the right to terminate this right to mine, by either completing the cash payment schedule described above, or by making a one time cash payment of $600,000.

3.     Property Maintenance: The Company is obligated to maintain the property in good standing, free and clear of all liens, charges and encumbrances.

4.     Property Reports: The Company is obligated to provide CMG with summary operating reports on a 3 month/quarterly schedule.

Technical Report

We received a technical report in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects ("NI 43-101"), of the Canadian Securities Administrators for the Guayabales Property, which is located in the Department of Caldas, Colombia. The complete technical report, which was authored by Dean D. Turner, C.P.G., a qualified person as defined in NI 43-101, was filed under our Company's profile on the Canadian Securities Administrators public disclosure website, at www.sedar.com, on May 28, 2010. Mr. Turner prepared an update to this technical report, dated February 8, 2011. The technical report, as updated, is referred to herein as the "Technical Report."

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
Venezuela
Medellin
GUAYABALES
Marmato
Caldas
Department
Bogota
Cali
Pan American
Highway
COLOMBIA
Ecuador
Brazil
Peru
N
S
E
W
Kilometers
0 100 200 300
URANIUM INTERNATIONAL CORP.
Guayabales Project
Property Location
Republic of Colombia
May 2010
(After: CMC 1/07)

1160000
1165000
1105000
1100000
1095000
Caramanta
CAUCA RIVER
GUAYABALES PROJECT
PAN AMERICAN HIGHWAY
Marmato
N
S
W
E
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

Property Geology

A key aspect of the geology of Guayabales is the sheared and mineralized intrusive contact zone between the Tertiary age Marmato Stock and older Paleozoic age marine sediments present in the vicinity of property. The main shear, the Encanto Zone corridor, trends roughly N60oW, is sub-vertical to steeply southwest/northwest dipping, and has widths ranging from 20 to 40 meters. Existing mine workings demonstrate approximately 500 meters of strike, and geomorphic expressions indicate approximately 1.3 kilometers of cumulative strike extent. Lesser shears and other structures are evident throughout the property and range from N 60o W to east-west in strike with sub-vertical dips. A strong rectilinear drainage pattern is present on much of the property which suggests drainages are controlled by structures parallel to the Marmato and Echandia structural trends, offset by cross-cutting faults.

Mineralization

The mineralization at Guayabales is typical of an intermediate sulfidation type gold-silver metal deposit associated with a porphyry system. This type of mineralization is similar to that found at Marmato Mountain in La Zona Alta and La Zona Baja. The intermediate sulfidation-type epithermal mineralization is superimposed on, and paragenetically later than the porphyry-style. Targets related to the precursor porphyry-style mineralization may have the potential to develop significant gold-copper-molybdenum mineralization. These types of deposits often have high exploration potential for surface and underground resources amenable to bulk mining techniques. Most of the precious metal mineralization in the Marmato District is associated with base metal sulfides or native precious metal species. Oxide mineralization may occur in the weathering zone above the sulfides but is limited, as is generally typical in the development of supergene oxidation in the Western Cordillera of Colombia. The Company is primarily targeting the bulk tonnage potential of the Guayabales property. However existing underground development and resulting production at Guayabales demonstrates significant target potential for high grade mineralization amenable to selective mining techniques. Narrow, unoxidized, vein-type portions of the main Encanto Zone, as well as subparallel zones, are actively being mined by the CMG.

The Guayabales Property covers an extensive zone of mineralization and alteration at the projected northwest extension of the Marmato and Echandia structural trends. Guayabales hosts a gold-silver mineralized corridor of shearing and veining (Encanto Zone) and high-level intrusions associated with porphyry gold (copper) mineralization (La Portada and Mill Zones).

Multiple mineralized shears are exposed in the accessible mine workings and in road cuts on the Guayabales Property. The main prospective productive zone on the property, known as the Encanto Zone, is exposed and developed in the underground workings. The Encanto structural corridor ranges from 20 to 40 meters in width, strikes N50o to N60oW and has a sub-vertical dip. This mineralized zone is sympathetic to the major mineralized fault zones along strike to the southeast at Marmato and Echandia. Other mineralized structures and shears range from a few millimeters to several meters in width, are sub-vertical, and strike from east-west to N40oW.

The Encanto Zone consists of multi-phase quartz, clay-white mica, and sulfide-rich breccia. Gold and silver mineralization occurs in quartz and sulfides as native gold, auriferous pyrite, argentite, argentiferous galena, and electrum. At Marmato and Guayabales the precious metal-bearing minerals are controlled by late fractures that crosscut earlier pyrite, chalcopyrite and sphalerite veins. The paragenetic sequence indicates an early base-metal mesothermal assemblage formed at temperatures greater than 250 degrees centigrade, associated with quartz-sericite-pyrite alteration, crosscut by later, relatively high-temperature epithermal, precious-metal bearing assemblages associated with quartz-clay-white mica.

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

The Company's Exploration Activities

The Company commenced exploration activities in April-May 2010, with programs that consisted of: 1) property-wide 1:5000 scale geological mapping accompanied by reconnaissance level rock sampling, 2) a systematic property-wide soil sampling campaign, 3) detailed (1:200 scale) road cut geological mapping and chip channel sampling, and 4) a core drilling campaign in the Encanto mine area that is ongoing. The Company's work over a period of approximately nine months has established the first property-wide context for the well-known intermediate sulfidation gold-silver mineralization related to the Encanto Zone, as well as porphyry related mineralization suggested by CMC's earlier work.

The Company's direct project related work expenditures through 2010 were as follows:

Guayabales 2010 Exploration Expenditures
Item	Description	Cost (US$)
Geologic mapping etc.	Professional technical staff	$158,000.00
Consultants	Geologic field investigations & reports	$21,678.00
Drilling	Ongoing DDH program	$349,445.27
Drill Analysis	DDH assays	$9,647.60
Soils Geochem	Property-wide survey	$26,802.12
Rock Geochem	Property-wide, road cut, etc. surveys	$10,295.49
Geophysics	Down payment for 2011 survey	$7,000.00
Camp costs	Project field living	$12,768.72
Transport	Field travel, assay shipments, etc.	$15,793.61
Field labor	Local labor for pad building, maintenance, etc.	$49,014.09
Environmental	Required reclamation etc.	$17,800.00
Permitting	Water use permit	$1,000.00
CSR	Community supplies, education, etc.	$9,800.00
Total Approved Expenditures		$689,044.90

Interpretations and Conclusions from Technical Report

The author of the Technical Report concluded that the mineralization at Guayabales, and the Marmato District in general, is related to the emplacement of porphyry stocks of late Miocene age. Structure is an important control on the mineralization, particularly along northwest trending shear zones. Guayabales hosts a porphyry gold (copper) system and related intermediate sulfidation gold-silver mineralization within a northwest trending structural corridor that projects across the property from the Marmato-Echandia mining complex to the southeast.

The Company's mapping of argillic-intermediate to argillic-potassic overprinted by +- phyllic alteration assemblages, coupled with a coincident suite of zoned geochemical anomalies, has established the 750 by 400 meter porphyry gold target. Road chip channel sampling across the gold-enriched porphyry has consistently yielded average grades in the range of 0.24 to 0.28 g/t gold.

The Encanto Zone gold-silver mineralization has long been established as a viable exploration target through the work of small scale miners, as well as substantial underground sampling programs (over 1000 meters of chip channeling) by previous operators Colombian Gold and Colombian Mines Corporation. Taken together, the CMC and CG mine area sampling delineated a west-northwest trending, gold-silver mineralized corridor centered along the Encanto Zone, with dimensions of 650 meters northwest-southeast by 350 meters northeast-southwest. The Encanto Zone proper ranges from 20 to 40 meters in width, strikes N50◦-60◦W, and has a sub-vertical dip. CMC's 17 hole diamond drill program increased the Encanto Zone's down dip extent to 200 meters, with intercepts such as 21.85 meters (9.18m est. true thickness), including 3.15 meters (1.32m est. true thickness). The Company's Encanto Zone drill program, has completed 1114.6 meters of drilling in four core holes. All four of the Company's holes intersected the Encanto Zone. From the CMC and the Company's drilling, the Encanto Zone remains open along strike and to depth, with additional exploration potential within in-parallel mineralized zones in the hanging and footwall rocks.

Taken together, the geologic mapping, property-wide geochemistry, drilling, and underground and road cut sampling define a 1,100 meter wide northwest trending corridor of porphyry gold (Portada and Mills Zones) and intermediate sulfidation gold-silver (Encanto Zone) mineralization. This northwest corridor is on trend with the Marmato mining complex to the southeast.

The Company's 2010 exploration program focused on three principal goals: a) perform a property-wide assessment based upon geological mapping and geochemical sampling in order to provide context for the intermediate sulfidation gold-silver and porphyry gold styles of mineralization, as well as to define new exploration targets, b) conduct detailed road cut geological mapping and sampling to further refine the porphyry alteration and geochemical models and their relationship to gold mineralization, and c) initiate a drill campaign in the Encanto Zone to confirm previous CMC results, as well as to test for extensions along strike and down dip. The Company's 2010 work achieved these primary objectives.

As a whole, the exploration database that has resulted from the Company's 2010 programs, and previous work spanning from 2005 (Colombia Gold) through 2009 (Colombian Mines Corporation) is extensive from the perspective of early-stage mineral property evaluation. These data are judged to be reliable, as three different companies, working independently, have generated similar results over time. The author's independent sampling and database checks, and review of the Company's and CMC's sample methods, preparation, analysis and chain of custody have further validated these results. In the case of Encanto Zone related exploration, the underground sampling has now been augmented by CMC's and the Company's initial drill testing. While this drilling has verified, from an exploration vantage, the continuity of Encanto gold-silver mineralization along strike and to depth, detailed geologic and grade modeling will require a tighter drill spacing (i.e., 25 m or less), careful surveying, and increasing recovery rates in the mineralized zones before a 43-101 compliant resource can be estimated. Further work on determining the structural controls and three dimensional geometries of the high grade zones should be a priority. The Encanto Zone remains open along strike and down dip, with additional, but lower priority targets occurring in the hanging and footwalls of the zone. Road cut mapping and sampling north of the underground mining area has delineated a broad zone of lower grade porphyry gold mineralization. The work to date has been conducted at a density, and is of a type to identify a viable porphyry exploration target. This is especially so considering the cover of soil and vegetation that conceals the mineralization over +95% of the property. However, additional work, including geophysics (IP, magnetics, VLF-R) and drill testing will be needed to delineate the porphyry gold zones and to further determine the distribution and grade of the mineralization.

The Company has identified a number of priority exploration targets at Guayabales. The exploration targets identified by the Company define Guayabales as a property of merit, and, in the author of the Technical Report's view, justify a significant follow-up work program as discussed below.

Recommendations and Plan of Operations

The geologic relationship of gold-silver intermediate sulfidation to porphyry gold mineralization provides metallogenic context for the exploration targets and 2011 program for the Guayabales project. The Company's principal exploration target is a bulk-tonnage, porphyry precious metals deposit that will be potentially amenable to open-pit mining. A second target type with upside exploration potential is the long recognized, higher-grade vein zones amenable to selective, underground mining exploitation. The potential for defining economic gold-silver mineralization of this style is clearly manifested by the presence of a number of small scale mining operations on the property.

General recommendations for the 12 month Guayabales work program are listed below:

1)        A system of umpire lab check assays should be implemented to provide additional confidence in the Company drill sample results. This QA program should concentrate on samples from mineralized intervals, but random samples of non-mineralized material should be included.

2)        A study to determine if there is a recovery versus grade sampling issue for Encanto mineralized intervals should be conducted. Efforts to improve recoveries at the rig should continue.

3)        A study of whether a coarse gold component can be identified with screen fire assay analysis of coarse rejects from mineralized Encanto Zone intervals should be conducted.

4)        Mineralized and altered zones from the CMC drilling should be re-logged and results confirmed by re-assaying the available coarse rejects.

5)        A survey network on the property should be established as a base to accurately locate current and past drilling, all mine openings and other works related to ongoing mining, as well as to provide a reference for field mapping and setup a grid for geophysical surveying.

6)        An updated, photogrammetrically accurate topographic base should be generated, most likely from satellite stereo imagery. The imagery must be tied to the local ground survey from 5) above.

7)        A 10,000 line-meter IP program should be carried out on a priority basis over the porphyry target area. In conjunction with this survey, magnetics and VLF-R should be performed over the entire property.

8)        The current drill program should be extended to a total of 7500 meters (approximately 1100m already drilled) in order to test priority targets.

9)        A follow-up drill program of 12,000 meters to follow-up on the results of the drill program from 8) above.

10)      Underground workings should be re-mapped and check sampled to confirm earlier results. Furthermore, additional underground channel sampling should be conducted for tunnels with limited CMC or CG data.

11)      A metallurgical testing program should be carried out on fresh samples from recent drilling to characterize recoveries from gravity techniques, direct cyanidization, flotation with cyanidization, etc.

12)      All exploration data should be compiled into an integrated 3-D model in order to review results to date, plan future work, and as an input to 13) below.

13)      A resource estimate should be prepared for the Encanto mineralized corridor, as well as potential near-surface porphyry related mineralization.

14)      Additional property should be acquired in areas bounding the identified target areas and obvious extensions of mineralized trends.

The one year Guayabales exploration program as outlined in the 43-101 is budgeted at US$5,831,635, including land payments until the end of 2011, as follows:
2011 Guayabales Program Budget
Item	Description	Cost USD
Access	Road build/maintenance & drill pads, etc	95,000
Drilling	18500 meters of core drilling	3,000,000
Geological consulting	43-101 resource report	100,000
Environmental	On-going clean-up req.; water treat	76,000
Equipment	Field gear, generators, etc.	60,000
Geochemistry	Field survey costs	90,000
Geophysics	IP, VLF and magnetics surveys	52,000
Assay Laboratory	Drill & geochemical analyses	665,000
Line cutting	For geophysical surveys, etc.	30,000
Mapping	Surface and UG	36,000
Metallurgy	Contract services	80,000
Other contracts	Satellite imagery, photogrammetry, etc.	25,000
Permitting	Permits for roads, drilling, etc.	18,000
Reclamation	Required reclamation work, drill pads, etc.	100,000
Field Supplies	Sample bags, expendables, etc.	60,000
Surveying	Survey base network, DH locs, etc	30,000
Camp costs	Project housing, food, etc.	93,000
Personnel/Labor costs	Professional staff & local labor	489,000
Technical Subtotal		5,099,000

Community/Social Subtotal	Health, community projects, education, etc.	62,000

Communications	Cell phones, etc.	12,000
Legal	Title opinion, etc.	24,000
Licenses, etc.	Government requirements	12,000
Land Payments	CMG 2011 payments	300,000
Safety, health, training	Company and government requirements	36,000
Logistics, vehicles, etc.	Travel and field expenses	130,000
Personnel	Professional staff	14,000
Direct Project Administration Subtotal		528,000

Total		5,689,400
Contingency	Estimated at 2.5%	142,235

Grand Total		5,831,635

The 2011 work program is initially focused on further drill testing of the Encanto related mineralization. Accurate surveying of drill hole and underground working locations in the Encanto mining area will allow a 3-D model of the gold-silver mineralization to be developed. Check assaying of CMC drill results, as well as underground confirmation sampling will provide additional confidence in using these data for the Encanto modeling exercise. Further, underground geologic mapping will very likely provide important new, and detailed information on the mineralizing controls of the system. Beyond the Encanto related mineralization, the geophysical surveys will provide important information on the porphyry gold system. Based upon these results, targets can be selected for drill follow-up.

The Company has subsequently decided to conduct the proposed work program over a longer period in order to adequately assess the results of work performed and to incorporate drilling results into the on-going work program. Accordingly, the revised 12 month work program is now budgeted at approximately $1,000,000.

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

Employees

We do not employ any persons on a full-time or on a part-time basis. William Thomas is our sole executive officer and is primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

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

We have a history of operating losses, expect to continue to incur losses, are considered to be in the exploration stage, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred net losses totaling $30,653,110 from October 11, 2004 (inception) to February 28, 2011. We incurred net losses totaling $5,547,005 in the year ended February 28, 2011 and $1,264,929 in the year ended February 28, 2010. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Due to our limited operating history and financial resources, we are entirely dependent on the continued service of William Thomas, our sole executive officer and a director. Further, we do not have key man life insurance on any of our directors. We may not have the financial resources to hire a replacement if Mr. Thomas was to resign or otherwise cease serving as an officer of our company. The loss of service of Mr. Thomas could therefore significantly and adversely affect our operations.

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

Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation, as amended, authorize the issuance of 140,625,000 shares of common stock.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

We lease our principal office space located at 880-666 Burrard Street, Vancouver, British Columbia, V6C 2G3. This office space is for the conduct of our business operations and costs us approximately $5,000 monthly. The office and services related thereto may be cancelled at any time with a 30 day notice. The mineral properties in which we have an interest are described above under "Item 1. Business".

ITEM 3.            LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

ITEM 4.            (REMOVED AND RESERVED)

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Shares of our common stock have been quoted on the OTC Bulletin Board since November 7, 2006. From November 7, 2006 to June 5, 2007 shares of our common stock were quoted on the OTC Bulletin Board under the symbol "ANCR", from June 6, 2007 to March 10, 2008 under the symbol "NUMX", from March 11, 2008 to June 8, 2010 under the symbol "URNI", and from June 9, 2010 to date under the symbol "MRGP". Our symbol was changed to "MRGP" effective June 9, 2010 in connection with our name change to "Mercer Gold Corporation", which was effective under Nevada corporate law on June 17, 2010. We effected a reverse split at a ratio of four (4) old for one (1) new share, effective with the OTC Bulletin Board at the opening of trading on May 12, 2011 under the symbol "MRGPD". The "D" will be placed on our ticker symbol for 20 business days. After 20 business days, our symbol will revert back to the original symbol "MRGP".

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

OTC Bulletin Board
Quarter Ended	High	Low
February 28, 2011	$1.76	$1.32
November 30, 2010	$2.60	$0.80
August 31, 2010	$3.00	$1.20
May 31, 2010	$4.20	$1.80
February 28, 2010	$3.00	$0.60
November 30, 2009	$1.60	$0.80
August 31, 2009	$3.00	$1.60
May 31, 2009	$4.00	$1.32

The last reported sales price for our shares on the OTC Bulletin Board on May 27, 2011 was $0.26 per share. As of May 31, 2011, we had 29 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

On April 5, 2010, our Board of Directors authorized and approved the adoption of our 2010 Stock Incentive Plan (the "2010 Plan"), which superseded and replaced our 2008 Stock Incentive Plan (the "2008 Plan") and our 2009 Stock Incentive Plan (the "2009 Plan"), except that any awards previously granted under our 2008 Plan and 2009 Plan that remained outstanding at the time of the approval of our 2010 Plan were brought forward and are now covered by the terms and conditions of the 2010 Plan. Pursuant to the 2010 Plan, the maximum number of shares which may be issued pursuant to all awards under the 2010 Plan is 3,431,875. The table set forth below presents information relating to our equity compensation plans as of February 28, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-
Equity Compensation Plans Not Approved by Security Holders 2010 Stock Incentive Plan	1,512,500	$2.00	1,919,375

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

The foregoing summary of the 2010 Plan is not complete and is qualified in its entirety by reference to the 2010 Plan, a copy of which was filed as an exhibit to this Annual Report on Form 10-K for the year ended February 28, 2010.

Recent Sales of Unregistered Securities

Effective after the close of business on April 14, 2010, our Company completed a non-brokered private placement financing (the "Financing") involving the sale of an aggregate of 1,025,000 units of our Company (each a "Unit") to three subscribers at a subscription price of $2.00 per Unit, for gross proceeds of $2,050,000. Each Unit is comprised of one common share (each a "Unit Share") and one-half of one non-transferable common stock purchase warrant (each a "Warrant") of our Company, with each such whole Warrant being exercisable for one additional common share of the Company (each a "Warrant Share") at an exercise price of $4.00 per Warrant Share for a period of one year from closing. Our Company relied on exemptions from registration under the United States Securities Act of 1933, as amended (the "Securities Act"), provided by Regulation S and Rule 506 of Regulation D thereunder in connection with the issuance of these Units, based on representations and warranties made by the purchasers of the Units in their respective subscription agreements.

Effective April 15, 2010, we issued 2,500,000 common shares of our Company to five individuals as directed by Mercer Gold Corporation pursuant to and in accordance with the terms of the Mercer Option Agreement. Our Company relied on exemptions from registration under the Securities Act provided by Regulation S and Rule 506 of Regulation D thereunder in connection with the issuance of these shares.

Effective on March 29, 2010, the Board of Directors of our Company authorized the settlement of debt with two creditors (collectively, the "Creditors"), which debt consisted of outstanding advances, loans and accrued interest and other amounts aggregating $375,000 and $25,000, respectively (collectively, the "Debt"). Our Company memorialized the incurrence of the Debt through the issuance to the Creditors of two convertible promissory notes in the principal amount of $375,000 and $25,000, respectively (the "Convertible Promissory Notes"). The terms of the Convertible Promissory Notes provided that in the event the Company was unable to repay the Debt, the Debt could be satisfied by way of conversion of the Debt into shares of our Company's restricted common stock at the rate of $0.20 per share. The Convertible Promissory Notes were issued to two non-United States residents in reliance on Regulation S promulgated under the Securities Act. The Creditor holding the $375,000 Convertible Promissory Note entered into assignments dated March 29, 2010 (collectively, the "Assignments") with four assignees (collectively, the "Assignees"), pursuant to which the Creditor assigned a proportionate right of its title and interest in and to its $375,000 Debt evidenced by its Convertible Promissory Note to the Assignees. Subsequently, our Company received notices of conversion (collectively, the "Notices of Conversion"), from the four Assignees as well as the Creditor holding the $25,000 Convertible Promissory Note (the "$25,000 Creditor") pursuant to which the Assignees and the $25,000 Creditor converted their respective right, title and interest in and to Debt and the Convertible Promissory Notes into shares of common stock at the rate of $0.20 per share. Further, effective on April 5, 2010, the Board of Directors of the Company authorized the issuance of an aggregate of 2,000,000 shares of its common stock proportionately to the Assignees and the $25,000 Creditor in accordance with the terms and provisions of the Notices of Conversion and the Convertible Promissory Notes. The shares of common stock were issued to five non-United States residents in reliance on Regulation S promulgated under the Securities Act.

On April 4, 2011 we issued 300,000 shares of our common stock to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 .

ITEM 6.            SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our audited financial statements as at and for the years ended February 28, 2011 and 2010 and the related notes; and (ii) the section of this annual report entitled "Business" that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors". Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Our Plan of Operations for the next twelve months is to pursue the recommended exploration program on the Guayabales Property, as described above under "Item 1. Business - Mineral Properties - Guayabales Property, Colombia - Recommendations and Plan of Operations." We have decided to reduce the work program for the next 12 months while we review our forward plan in depth and estimate we will spend about $1,000,000 over the next 12 months. Further, we expect to spend approximately $300,000 in the next 12 months in office and general expenses and professional, consulting and management fees.

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1.3 million to pursue our plan of operations over the next twelve months. As at February 28, 2011, we had cash of $126,134 and a working capital deficit of $1,311,656. We will require additional financing to pursue our plan of operations over the next twelve months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our company for the periods indicated:
	For the period from the date of inception (October 11, 2004) to	For the year ended	For the year ended
	February 28,	February 28,	February 28,
	2011	2011	2010

GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$ 14,625,000	$ 100,000	$ 25,000
Amortization	867	867	-
Bank charges	22,931	18,588	660
Consulting fees	327,737	148,577	(28,855)
Interest expense	534,032	415,844	56,645
Legal and accounting	844,040	294,183	94,245
Management fees	447,507	(24,693)	-
Marketing and promotion	208,939	156,045	1,565
Mineral property exploration expenditures	1,377,598	1,354,855	-
Office and miscellaneous	297,723	224,185	5,683
Rent	106,153	73,162	5,959
Stock-based compensation	11,811,265	2,762,720	1,091,640
Transfer agent fees	49,318	22,672	12,387

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	30,653,110	5,547,005	1,264,929

NET LOSS AND COMPREHENSIVE LOSS	$ (30,653,110)	$ (5,547,005)	$ (1,264,929)

Year Ended February 28, 2011 Compared to Year Ended February 28, 2010

During the fiscal years ended February 28, 2011 and February 28, 2010 we did not generate any revenue.

During the fiscal year ended February 28, 2011 we incurred general and administrative expenses of $5,547,005 compared to $1,264,929 incurred during the fiscal year ended February 28, 2010. The major components of our general and administrative expenses for our fiscal years ended February 28, 2011 and 2010 consisted of the following:

  write down of mineral property acquisition costs of $100,000 in 2011 (2010- $25,000) relating to the termination of the Geoforum and T.A. Metals properties in Sweden;

  consulting fees of $148,577 in 2011 (2010 - ($28,855)), which increased between 2010 and 2011 due to increased activity associated with the Guayabales property;

  legal and accounting fees of $294,183 in 2011 (2010 - $94,245), which increased between 2010 and 2011 due to activity in negotiating and finalizing agreements related to the Guayabales property and to effect the name change of the company;

  marketing and promotion fees of $156,045 in 2011 (2010 - $1,565), which increased between 2010 and 2011 as we increased focus on these activities;

  mineral property exploration expenditures of $1,354,855  in 2011 (2010 - $Nil), which increased between 2010 and 2011 due to increased exploration activity on the Guayabales property in Colombia;

  office and miscellaneous expenses of $224,185 in 2011 (2010 - $5,683), which increased between 2010 and 2011 due to increased activity relating to setting up the Guayabales property transaction and new business;

  stock-based compensation of $2,762,720 in 2011 (2010 - $1,091,640), which increased between 2010 and 2011 due to issuance and modification of stock options as compensation during the current period.

Our net loss during the fiscal year ended February 28, 2011 was $5,547,005 compared to a net loss of $1,264,929 during the fiscal year ended February 28, 2010.

Liquidity and Capital Resources

As at the fiscal year ended February 28, 2011, our current assets were $181,944 (2010 - $385) and our current liabilities were $1,493,600 (2010 - $1,108,045), which resulted in a working capital deficiency of $1,311,656 (2010 - $1,107,660).

Total stockholders' equity (deficiency) increased from ($1,007,660) for the fiscal year ended February 28, 2010 to $4,058,055 for the fiscal year ended February 28, 2011.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended February 28, 2011, net cash flows used in operating activities was ($2,180,322) consisting primarily of a net loss of ($5,547,005). Net cash flows used in operating activities was adjusted by $6,237 in accrued interest on the promissory notes, $867 in depreciation, $100,000 in write down of mineral property acquisition costs, $2,762,720 in stock based compensation, and ($120,843) in non-cash gain on settlement of debt. Net cash flows used in operating activities was further changed by ($15,690) in increase in amounts receivable, ($39,735) in increase in prepaid expenses, $291,295 in increase in accounts payable and accrued liabilities, and $70,002 in increase due to related parties.

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

Cash Flows Used in Investing Activities

For the fiscal year ended February 28, 2011, net cash flows used in investing activities was $423,078 compared to net cash flows used in investing activities during the fiscal year ended February 28, 2010 of $125,000, in each case primarily in connection with acquisition of mineral property interests.

Cash Flows Provided by Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended February 28, 2011, net cash flows provided by financing activities was $2,729,534, compared to $160,340 for the fiscal year ended February 28, 2010. Cash flows from financing activities for the fiscal year ended February 28, 2011 consisted primarily of $2,050,000 from common shares issued for cash as well as $910,000 from promissory notes. Cash flows from financing activities for the fiscal year ended February 28, 2010 consisted mainly of $160,000 in advances from related parties.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase as we expand our exploration activities as set forth above under "Plan of Operations".

Funding for Plan of Operations

As set forth above under "Plan of Operations", we anticipate that we will required approximately $1.3 million over the next twelve months to pursue our Plan of Operations. We will require additional financing in order to be able to fund our plan of operations.

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

Going Concern

The independent auditors' report accompanying our February 28, 2011 and February 28, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Asset Retirement Obligations

The Company has adopted ASC 410, "Asset Retirement and Environmental Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at February 28, 2011.

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

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash and cash equivalents as of February 28, 2011 and 2010 that exceeded federally insured limits.

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

Fair Value Financial Instruments

A fair value hierarchy was established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements).

The fair values of the financial instruments were determined using the following input levels and valuation techniques:

Level 1:	classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.
Level 2:

classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.

Level 3:

classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

As at February 28, 2011, the fair value of cash and cash equivalents, amounts receivables, accounts payable, amounts due to related parties and promissory notes payable approximate carrying value due to their short maturities. The fair value of the long term promissory note payable approximates the carrying value due to the terms of the note.

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises primarily from the Company's cash and cash equivalents and amounts receivable. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated US financial institutions. As at 31 February 28, 2011, amounts receivable was comprised of Harmonized Sales Tax receivable of $15,690 (February 28, 2010 - $Nil). As a result, credit risk is considered insignificant.

Currency Risk

The Company is exposed to currency risk on its acquisition and exploration expenditures on its Columbian properties since it has to convert US dollars raised through equity financing in US dollars to Columbian Pesos. The Company's expenditures will be negatively impacted if the Columbian Pesos increases versus the US dollar.

The majority of the Company's cash flows and financial assets and liabilities are denominated in US dollars, which is the Company's functional and reporting currency. Foreign currency risk is limited to the portion of the Company's business transactions denominated in currencies other than the US dollar.

The Company monitors and forecasts the values of net foreign currency cash flow and balance sheet exposures and from time to time could authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Foreign Currency Translation

The financial statements are presented in U.S. dollars. In accordance with ASC 830 "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To February 28, 2011, the Company has not recorded any translation adjustments into stockholders' equity.

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

Recently Issued Accounting Pronouncements

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles, Goodwill and Other. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-28 to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-29 to have a material effect on the Company's financial position, results of operations or cash flows.

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

JAMES STAFFORD

| | | | | | | |	James Stafford, Inc. Chartered Accountants Suite 350 - 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 www.jamesstafford.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Mercer Gold Corporation (formerly Uranium International Corp.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Mercer Gold Corporation (formerly Uranium International Corp.) (An Exploration Stage Company) (the "Company") as at 28 February 2011 and 2010 and the related consolidated statements of operations, cash flows and stockholder's equity (deficiency) for the years ended 28 February 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at 28 February 2011 and 2010 and the results of its operations and its cash flows for the years ended 28 February 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada 20 May 2011, except as to Note 13, as to which the date is 31 May 2011	/s/ James Stafford Chartered Accountants

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
	February 28, 2011	February 28, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 126,134	$ -
Amounts receivable	15,690	-
Prepaid expenses	40,120	385

TOTAL CURRENT ASSETS	181,944	385

PROPERTY AND EQUIPMENT (Note 4)	7,211	-
MINERAL EXPLORATION PROPERTIES (Note 5)	5,415,000	100,000

TOTAL ASSETS	$ 5,604,155	$ 100,385

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft	$ -	$ 340
Accounts payable and accrued liabilities (Note 6)	421,486	155,191
Due to related parties (Note 7)	55,877	183,388
Promissory notes payable (Note 8 (a))	1,016,237	769,126

TOTAL CURRENT LIABILITIES	1,493,600	1,108,045

PROMISSORY NOTE PAYABLE (Note 8 (b))	52,500	-

TOTAL LIABILITIES	1,546,100	1,108,045

NATURE OF OPERATIONS AND BASIS OF PRESENTATION,
COMMITMENTS AND CONTINGENCY AND SUBSEQUENT EVENTS (Notes 1, 11 and 13)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock (Note 9) Authorized 140,625,000 shares of common stock, $0.001 par value
Issued and outstanding
17,159,375 common shares (February 28, 2010 - 13,509,375)	17,159	13,509
Additional paid-in-capital	33,684,688	24,084,936
Warrants	1,009,318	-
Deficit accumulated during exploration stage	(30,653,110)	(25,106,105)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	4,058,055	(1,007,660)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 5,604,155	$ 100,385

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
	For the period from the date of inception (October 11, 2004) to	For the year ended	For the year ended	For the year ended
	February 28,	February 28,	February 28,	February 28,
	2011	2011	2010	2009

	(Unaudited)

GENERAL AND ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs (Note 5)	$ 14,625,000	$ 100,000	$ 25,000	$ -
Amortization	867	867	-	-
Bank charges	22,931	18,588	660	427
Consulting fees (recovery) (Note 7)	327,737	148,577	(28,855)	134,315
Interest expense (Notes 6 and 8)	534,032	415,844	56,645	37,926
Legal and accounting	844,040	294,183	94,245	171,811
Management fees (recovery) (Notes 7 and 11)	447,507	(24,693)	-	301,600
Marketing and promotion	208,939	156,045	1,565	14,569
Mineral property exploration expenditures	1,377,598	1,354,855	-	8,624
Office and miscellaneous	297,723	224,185	5,683	37,111
Rent	106,153	73,162	5,959	13,490
Stock-based compensation (Note 9)	11,811,265	2,762,720	1,091,640	7,956,905
Transfer agent fees	49,318	22,672	12,387	9,025

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	30,653,110	5,547,005	1,264,929	8,685,803

NET LOSS AND COMPREHENSIVE LOSS	$ (30,653,110)	$ (5,547,005)	$ (1,264,929)	$ (8,685,803)

BASIC AND DILUTED LOSS AND COMPREHENSIVE LOSS PER COMMON SHARE	$ (0.33)	$ (0.09)	$ (0.64)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,984,717	13,509,375	13,509,375

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 28, 2011 (Unaudited) and
FOR THE YEARS ENDED FEBRUARY 28, 2011, 2010 and 2009 (Audited)
(Expressed in U.S. Dollars)
	Common stock		Additional		Deficit accumulated during	Total stockholders'
	Number of shares	Amount	Paid-in capital	Warrants	exploration stage	equity (deficiency)

Balance, October 11, 2004 (inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.00013 per share - November 29, 2004 (Note 9)	7,500,000	7,500	(3,500)	-	-	4,000
Common stock issued for cash at $0.00013 per share - January 10, 2005 (Note 9)	4,500,000	4,500	(2,100)	-	-	2,400
Common stock issued for cash at $0.00013 per share - January 21, 2005 (Note 9)	2,812,500	2,812	12,188	-	-	15,000
Common stock issued for cash at $0.00013 per share - January 25, 2005 (Note 9)	375,000	375	1,625	-	-	2,000
Common stock issued for cash at $0.00013 per share - February 1, 2005 (Note 9)	46,875	47	2,453	-	-	2,500
Net loss for the period	-	-	-	-	(3,051)	(3,051)

Balance, February 28, 2005	15,234,375	15,234	10,666	-	(3,051)	22,849

Net loss for the year	-	-	-	-	(12,401)	(12,401)

Balance, February 28, 2006	15,234,375	15,234	10,666	-	(15,452)	10,448

Contributions to capital by related parties	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(64,770)	(64,770)

Balance, February 28, 2007	15,234,375	15,234	34,666	-	(80,222)	(30,322)

Restricted common shares returned and cancelled (Note 9)	(3,750,000)	(3,750)	3,750	-	-	-
Common shares issued per Strathmore Option Agreement (Notes 5 and 9)	1,875,000	1,875	13,998,125	-	-	14,000,000
Commons shares issued for cash at $1.67 per share - February 26, 2008 (Note 9)	150,000	150	816,766	-	-	816,916
Warrants issued for cash - February 26, 2008 (Note 9)	-	-	-	183,084	-	183,084
Net loss for the year	-	-	-	-	(15,075,151)	(15,075,151)

Balance, February 29, 2008	13,509,375	13,509	14,853,307	183,084	(15,155,373)	(105,473)

Stock-based compensation (Note 9)	-	-	7,956,905	-	-	7,956,905
Warrants expired during the year (Note 9)	-	-	183,084	(183,084)	-	-
Net loss for the year	-	-	-	-	(8,685,803)	(8,685,803)

Balance, February 28, 2009	13,509,375	$ 13,509	$ 22,993,296	$ -	$ (23,841,176)	$ (834,371)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 28, 2011 (Unaudited) and
FOR THE YEARS ENDED FEBRUARY 28, 2011, 2010 and 2009 (Audited)
(Expressed in U.S. Dollars)
	Common stock		Additional		Deficit accumulated during	Total stockholders'
	Number of shares	Amount	Paid-in capital	Warrants	exploration stage	equity (deficiency)

Balance forward, February 28, 2009	13,509,375	$ 13,509	$22,993,296	$ -	$ (23,841,176)	$ (834,371)

Stock-based compensation (Note 9)	-	-	1,091,640	-	-	1,091,640
Net loss for the year	-	-	-	-	(1,264,929)	(1,264,929)

Balance, February 28, 2010	13,509,375	13,509	24,084,936	-	(25,106,105)	(1,007,660)

Common shares issued for debt - April 5, 2010 at $0.20 per share (Notes 6, 8 and 9)	2,000,000	2,000	398,000	-	-	400,000
Common shares issued for cash at $2.00 per share - April 14, 2010 (Note 9)	1,025,000	1,025	2,048,975	-	-	2,050,000
Fair value of warrants- April 14, 2010 (Note 9)	-	-	(1,009,318)	1,009,318	-	-
Common shares issued per Mercer Option Agreement (Notes 5 and 9)	2,500,000	2,500	4,997,500	-	-	5,000,000
Common shares cancelled per Nose Rock Termination Agreement - May 28, 2010 (Notes 5 and 9)	(1,875,000)	(1,875)	1,875	-	-	-
Beneficial conversion feature (Notes 6 and 8)	-	-	400,000	-	-	400,000
Stock-based compensation (Note 9)	-	-	2,762,720	-	-	2,762,720
Net loss for the year	-	-	-	-	(5,547,005)	(5,547,005)

Balance, February 28, 2011	17,159,375	$ 17,159	$33,684,688	$ 1,009,318	$ (30,653,110)	$ 4,058,055

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

Inception (October 11, 2004)
	to February 28,	For the year ended February 28,
	2011	2011	2010	2009

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(30,653,110)	$(5,547,005)	$ (1,264,929)	$ (8,685,803)
Adjustments to reconcile net loss to net cash used in operating activities:
- Interest expense (Notes 6 and 8)	524,363	406,237	56,645	37,864
- Depreciation	867	867	-	-
- Contributions to capital by related parties	24,000	-	-	-
- Write down of mineral property acquisition costs (Note 5)	14,625,000	100,000	25,000	-
- Write down of management fees (Notes 7 and 11)	(88,170)	(88,170)	-	-
- Stock-based compensation (Note 9)	11,811,265	2,762,720	1,091,640	7,956,905
- Non-cash gain on settlement of debt (Note 7)	(120,843)	(120,843)	-	-
Changes in operating assets and liabilities
- Decrease (increase) in amounts receivable	(15,690)	(15,690)	-	-
- Decrease (increase) in prepaid expenses	(40,120)	(39,735)	1,275	(1,660)
- Increase (decrease) in accounts payable and accrued liabilities	446,486	291,295	(819)	120,694
- Increase (decrease) in due to related parties	253,390	70,002	3,925	157,663

NET CASH USED IN OPERATING ACTIVITIES	(3,232,562)	(2,180,322)	(87,263)	(414,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property interests (Note 5)	(1,040,000)	(415,000)	(125,000)	-
Acquisition of property and equipment (Note 4)	(8,078)	(8,078)	-	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,048,078)	(423,078)	(125,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(340)	340	-
Advances from related parties (Note 8)	715,000	64,000	160,000	130,000
Other promissory notes (Note 8)	910,000	910,000	-	-
Repayment of other promissory notes (Note 8)	(294,126)	(294,126)	-	-
Common shares issued for cash / subscribed for cash	3,075,900	2,050,000	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,406,774	2,729,534	160,340	130,000

INCREASE (DECREASE) IN CASH	126,134	126,134	(51,923)	(284,337)

CASH, BEGINNING OF PERIOD	-	-	51,923	336,260

CASH, END OF PERIOD	$ 126,134	$ 126,134	$ -	$ 51,923

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

Cash paid for interest	$ 127,733	$ 127,733	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -	$ -
Non-cash transactions:
Donated rent and services	$ 24,000	$ -	$ -	$ -
Shares issued for exploration expenses and mineral properties	$ 19,000,000	$ 5,000,000	$ -	$ -
Shares issued on settlement of debts	$ 450,000	$ 400,000	$ -	$ 50,000

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)
(Audited)

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

Effective June 6, 2007, the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company's common stock. Further, on March 11, 2008 the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company's common stock. Effective May 12, 2011, the Company completed a reverse stock split by the issuance of 1 new share for each 4 outstanding shares of the Company's common stock (Notes 9 and 13). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the "Codification" or "ASC") 915-10, "Development Stage Entities." The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period.

Going Concern

The Company's consolidated financial statements as at February 28, 2011, and for the year then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating loses since inception of $30,653,110. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

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

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company adopted ASU 2010-06 related to Levels 1 and 2 disclosures on March 1, 2010 and the adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives". ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after March 5, 2010. The adoption of ASU No. 2010-11 did not have a material impact on the Company's consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles ("U.S. GAAP") applicable to exploration stage enterprises. The functional currency is the U.S. dollar, and the consolidated financial statements are presented in U. S. dollars.

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

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Asset Retirement Obligations

The Company has adopted ASC 410, "Asset Retirement and Environmental Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at February 28, 2011.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
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

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash and cash equivalents as of February 28, 2011 and 2010 that exceeded federally insured limits.

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

Fair Value Financial Instruments

A fair value hierarchy was established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements).

The fair values of the financial instruments were determined using the following input levels and valuation techniques:

Level 1:	classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.
Level 2:

classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.

Level 3:

classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

As at February 28, 2011, the fair value of cash and cash equivalents, amounts receivables, accounts payable, amounts due to related parties and promissory notes payable approximate carrying value due to their short maturities. The fair value of the long term promissory note payable approximates the carrying value due to the terms of the note.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Financial Instruments (continued)

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises primarily from the Company's cash and cash equivalents and amounts receivable. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated US financial institutions. As at February 28, 2011, amounts receivable was comprised of Harmonized Sales Tax receivable of $15,690 (2010 - $Nil). As a result, credit risk is considered insignificant.

Currency Risk

The Company is exposed to currency risk on its acquisition and exploration expenditures on its Colombian properties since it has to convert US dollars raised through equity financing in US dollars to Colombian Pesos. The Company's expenditures will be negatively impacted if the Colombian Pesos increases versus the US dollar.

The majority of the Company's cash flows and financial assets and liabilities are denominated in US dollars, which is the Company's functional and reporting currency. Foreign currency risk is limited to the portion of the Company's business transactions denominated in currencies other than the US dollar.

The Company monitors and forecasts the values of net foreign currency cash flow and balance sheet exposures and from time to time could authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The financial statements are presented in U.S. dollars. In accordance with ASC 830 "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To February 28, 2011, the Company has not recorded any translation adjustments into stockholders' equity.

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

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, "Intangibles, Goodwill and Other". The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-28 to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, "Business Combinations". The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-29 to have a material effect on the Company's financial position, results of operations or cash flows.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 4 - PROPERTY AND EQUIPMENT
			Net Book Value
	Cost	Accumulated amortization	February 28, 2011	February 28, 2010

Furniture and fixtures	$ 649	$ 65	$ 584	$ -
Machinery and equipment	6,837	684	6,153	-
Computer equipment	592	118	474	-

	$ 8,078	$ 867	$ 7,211	$ -

During the year ended February 28, 2011, total additions to property and equipment were $8,078 (2010 - $Nil).

NOTE 5 - MINERAL EXPLORATION PROPERTIES

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

On April 13, 2010, the Company entered into a definitive Mineral Assets Option Agreement with Mercer Canada (the "Mercer Option Agreement"). The Mercer Option Agreement replaces the previous underlying LOI. The Mercer Option Agreement, as amended on December 30, 2010 and again on March 22, 2011, provides that, in order to exercise its Option, the Company is obligated to:

1.       Pay to Mercer Canada $200,000 immediately upon the execution of the Mercer Option Agreement (the "Effective Date") (paid on April 14, 2010);

2.       Issue to Mercer Canada, both prior to and after the due and complete exercise of the Options, an aggregate of up to 5,000,000 restricted shares of the Company's common stock, as follows:

  an initial issuance of 2,500,000 shares within two business days of the Effective Date (issued on April 15, 2010) (Note 9); and

  a final issuance of 2,500,000 shares within five business days of the Company's prior receipt of a "technical report" (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects ("NI 43-101") meeting certain criteria).

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 5 - MINERAL EXPLORATION PROPERTIES (continued)

(a)  Guayabales Property (continued)

3.       Provide funding for or expend minimum cumulative "Expenditures" for "Exploration and Development" (as defined in the Mercer Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests of not less than $3,000,000, as follows:

  no less than an initial $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2011 ($1,000,000 incurred);

  no less than a further $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2012 (354,855 incurred); and

  no less than a final $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2013.

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

  Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);

  Pay additional $40,000 on or by April 14, 2010 (paid);

  Pay additional $55,000 on or by July 14, 2010 (paid);

  Pay additional $55,000 on or by October 14, 2010 (paid);

  Pay additional $65,000 on or by January 14, 2011 (paid);

  Pay additional $75,000 on or by April 14, 201l (Note 13);

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

  Pay additional $190,000 on or by January 14, 2014;

  Pay additional $230,000 on or by July 14, 2014;

  Pay additional $230,000 on or by January 14, 2015; and

  Pay additional $2,245,000 on or by July 14, 2015.

Expenditures related to the Guayabales property for the year ended February 28, 2011 consist of business development and project generation of $1,097 (2010 - $Nil; 2009 - $Nil; cumulative - $1,097), camp costs and field supplies of $231,820 (2010 - $Nil; 2009 - $Nil; cumulative - $231,820), drilling of $325,999 (2010 - $Nil; 2009 - $Nil; cumulative - $325,999), mapping of $28 (2010 - $Nil; 2009 - $Nil; cumulative - $28), rental of $54,033 (2010 - $Nil; 2009 - $Nil; cumulative - $54,033), sampling of $55,106 (2010 - $Nil; 2009 - $Nil; cumulative - $55,106), taxes and permitting of $1,007 (2010 - $Nil; 2009 - $Nil; cumulative - $1,007), transportation and fuel of $68,286 (2010 - $Nil; 2009 - $Nil; cumulative - $68,286), wages, consulting and management fees of $596,872 (2010 - $Nil; 2009 - $Nil; cumulative - $596,872) and legal and accounting fees of $20,607 (2010 - $Nil; 2009 - $Nil; cumulative - $20,607).

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 5 - MINERAL EXPLORATION PROPERTIES (continued)

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

  Issue 12,500 shares of the Company's common stock upon the first Anniversary Date;

  Issue an additional 12,500 shares of the Company's common stock upon the second Anniversary Date; and

  Incur exploration expenses of $3.7 million over the seven year period as follows;

  $300,000 after the Effective Date and prior to the first Anniversary Date;

  $400,000 between the first and second Anniversary Date; and

  $3,000,000 between the third and seventh Anniversary Date.

The Company had the option to extend the period in which to incur the exploration expenses from seven years to nine years by paying Geoforum an additional $100,000.

The Board of Directors determined that it was not in the best interests of the Company and its shareholders to proceed with the acquisition and development of the Leases in accordance with the terms and provisions of the Option Agreement and the Company authorized the termination of the Option Agreement. The Company and Geoforum agreed that the Option Agreement would be terminated and the Company and Geoforum would be released from their respective duties and obligations. The Company has forfeited its deposit of the $50,000 paid to Geoforum which was recorded as a loss during fiscal 2011.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 5 - MINERAL EXPLORATION PROPERTIES (continued)

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

  Issue 12,500 shares of the Company's common stock on or before the first Anniversary Date;

  Issue an additional 12,500 shares of the Company's common stock on or before the second Anniversary Date; and

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

The Board of Directors determined that it was not in the best interests of the Company and its shareholders to proceed with the acquisition and development of the Leases in accordance with the terms and provisions of the Option Agreement and the Company authorized the termination of the Option Agreement. The Company and TAM agreed that the Option Agreement would be terminated and the Company and TAM would be released from their respective duties and obligations. The Company has forfeited its deposit of the $50,000 paid to TAM which was recorded as a loss during fiscal 2011.

(d)  Nose Rock Property

Further to the Letter of Intent ("LOI") which became effective June 18, 2007, the Board of Directors of the Company approved the Company's entry into an Option and Joint Venture Agreement (the "Agreement") effective September 14, 2007, with Strathmore Resources (US) Inc. ("Strathmore"). The Agreement set out the terms upon which the Company and Strathmore were to explore and, if warranted, develop Strathmore's Nose Rock properties.

Pursuant to the terms of the Agreement, Strathmore had granted the Company the sole and exclusive right to acquire up to a 65% interest in Strathmore's Nose Rock properties (collectively, the "Nose Rock Properties"), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres in consideration of:

1.     The Company paying to Strathmore $250,000 and issuing 1,875,000 common shares in the capital stock of the Company (amounts paid and common shares issued on September 14, 2007 and valued at $14,000,000) (Note 9); and

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 5 - MINERAL EXPLORATION PROPERTIES (continued)

(d)  Nose Rock Property (continued)

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

The Agreement further contemplates that, provided that the Company is not in default, (i) the Company will have acquired a 25% interest in the Nose Rock Properties once the Company had incurred $13,500,000 of its total $44,500,000 in work commitment expenditures, and (ii) the Company will have acquired an additional 40% interest in the Nose Rock Properties once the Company had incurred the remaining $31,000,000 of its total $44,500,000 in work commitment expenditures. However, subject to the terms of the Agreement, Strathmore had the right to retain or earn back a 16% interest in the Nose Rock Properties by paying $25,000,000 to the Company. Until the Company acquires its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back a 16% interest), Strathmore will not be required to contribute to the costs of exploration or development of the Nose Rock Properties. After the Company acquired its full 65% interest (or its 49% interest if Strathmore elects to retain or earn back 16% interest), each of the Company and Strathmore will contribute to the costs with respect to the Nose Rock Properties in accordance with their proportionate share ownership in the Nose Rock Properties. Within sixty days of the fourth anniversary of the Effective Date, an evaluation, conducted in accordance with National Instrument 43-101 of the Canadian Securities Administrator, is to be performed.

The acquisition cost of $14,250,000 provided to Strathmore was initially capitalized as a tangible asset. During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $14,250,000 related to the Nose Rock Property.

On November 18, 2008 the Company entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements. Pursuant to the terms of the termination agreement, the 1,875,000 common shares previously issued were required to be returned to the Company's treasury for cancellation. The 1,875,000 shares were returned to treasury and cancelled on May 28, 2010 (Note 9).

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 5 - MINERAL EXPLORATION PROPERTIES (continued)

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

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 5 - MINERAL EXPLORATION PROPERTIES (continued)

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

Subject to the completion of due diligence satisfactory to the Company, the Letter Agreement was to have an initial closing on August 31, 2009 at which time the Company would:

  make a cash payment of $7,500,000

  issue and deliver 1,500,000 shares of the Company's common stock (subject to a one year re-sale restriction)

  issue and deliver warrants exercisable to purchase up to 250,000 shares of the Company's common stock at the price of $4.00 per share for a period of two years from the date of issuance.

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

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the year ended February 28, 2011, the Company settled part of accounts payable through the issuance of a convertible promissory note in the amount of $25,000. The terms of the convertible promissory note provided that in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at the rate of $0.20 per share.

On March 29, 2010, the convertible promissory note in the amount of $25,000 was converted into 125,000 restricted common shares at $0.20 per share (issued on April 5, 2010) (Note 9). Interest expense of $25,000 (2010 - $Nil; 2009 - $Nil) related to the unamortized discount was recognized at the date of conversion.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 7 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The balance due to related parties of $55,877 at February 28, 2011 (2010 - $183,388) is due to directors, and a company controlled by a director and/or shareholder of the Company and is unsecured, non-interest bearing and payable on demand.

During the year ended February 28, 2011, the Company paid or accrued consulting and/or management fees of $133,786 to directors of the Company (2010 - $6,145; 2009 - $179,463).

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

During the year ended February 28, 2011, the Company settled with certain directors and/or shareholders on $80,545 (2010 - $Nil) of related party debt related primarily to prior period management fee accruals for total cash consideration of $37,545 (2010 - $Nil) resulting in a gain on settlement of $43,000 (2010 - $Nil) which was recorded as a management fee recovery during the period.

On April 14, 2010, the Company paid $25,000 to a former director of the Company in settlement of $102,843 of obligations that were owed by the Company. This resulted in a gain on settlement of $77,843.

During the year ended February 28, 2011, the Company reversed the accrual of management fees of $88,170 (2010 - $Nil; 2009 - $Nil) previously due to a former CEO and director of the Company (Note 11).

NOTE 8 - PROMISSORY NOTES PAYABLE

(a)  Current

The promissory note payable of $1,016,237 at February 28, 2011 (2010 - $769,126) consists of principal and accrued interest of $1,010,000 (2010 - $651,000) and $6,237 (2010 - $118,126), respectively. Of this total amount, $510,000 (2010 - $Nil) is secured by a general security agreement charging all of the Company's present and after acquired personal property, bears interest at 10% per annum and is repayable on June 30, 2011, $400,000 (2010 - $Nil) is unsecured, bears interest at 10% per annum and is repayable on June 30, 2011 and $100,000 (2010 - $100,000) is due to a related party, is unsecured, bears no interest and has no set terms of repayment.

During the year ended February 28, 2011, the issued a convertible promissory note in the amount of $375,000 and paid cash in the amount of $303,733 to settle the promissory note payable of $551,000 and accrued interest of $127,733 (inclusive of current period interest accrual of $9,607). The terms of the convertible promissory note provided that in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at the rate of $0.20 per share.

On March 29, 2010, the convertible promissory note in the amount of $375,000 was converted into 1,875,000 restricted common shares at $0.20 per share (issued on April 5, 2010) (Note 9). Interest expense of $375,000 (2010 - $Nil; 2009 - $Nil) related to the unamortized discount was recognized at the date of conversion.

(b)  Non-current

On November 19, 2010, the Company issued a promissory note with a principal value of $52,500 to a former CEO and director of the Company. The amount is unsecured, bears no interest and is due and payable on or before November 26, 2012.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 9 - CAPITAL STOCK

Authorized

The total authorized capital is 140,625,000 common shares with par value of $0.001 per share. On June 4, 2007, the Company increased the authorized share capital from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share. On June 8, 2010, the Company filed a Certificate of Change with the Nevada Secretary of State in relation to the 1.5 for one forward split of the Company's common shares on March 11, 2008 to effect the 1.5 for one forward split of the Company's authorized common shares. As a result, the Company's authorized capital was increased from 375,000,000 shares, par value of $0.001 per share, to 562,500,000 shares, par value of $0.001 per share. Effective May 12, 2011, the Company filed a Certificate of Change and Certificate of Correction with the Nevada Secretary of State in relation to the 1 for 4 reverse stock split of the Company's common shares to effect the 1 for 4 reverse stock split of the Company's authorized common shares (Notes 1 and 13). As a result, the Company's authorized capital was decreased from 562,500,000 shares, par value of $0.001 per share to 140,625,000 shares, par value of $0.001 per share.

Issued and Outstanding

On June 4, 2007, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis on 5 new common shares for 1 old common share. On February 26, 2008, and effective March 11, 2008, the directors of the company approved a special resolution to undertake a further forward split of the common stock of the company on a basis on 1.5 new common shares for 1 old share. Effective May 12, 2011, the Company effected a 1 for 4 reverse stock split (Notes 1 and 13).

All references in these consolidated financial statements to number of common shares, price per share and weighted average number of common shares have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

The total issued and outstanding capital stock is 17,159,375 commons shares with par value of $0.001 per share. The Company's common stock issuances to date are as follows:

1.       On November 29, 2004, 7,500,000 common shares of the Company were issued to an officer and director of the Company for cash proceeds of $4,000.

2.       On January 10, 2005, 4,500,000 common shares of the Company were issued for cash proceeds of $2,400.

3.       On January 21, 2005, 2,812,500 common shares of the Company were issued for cash proceeds of $15,000.

4.       On January 25, 2005, 375,000 common shares of the Company were issued for cash proceeds of $2,000.

5.       On February 1, 2005, 46,875 common shares of the Company were issued for cash proceeds of $2,500.

6.       On May 30, 2007, 3,750,000 restricted common shares of the company were returned and subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder.

7.       On September 14, 2007, 1,875,000 common shares of the Company, valued at $14,000,000, were issued to Strathmore in accordance with the terms of the Option and Joint Venture Agreement. On November 18, 2008, the Company entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements. Pursuant to the terms of the termination agreement, the 1,875,000 common shares previously issued were required to be returned to the Company's treasury for cancellation. The 1,875,000 shares were returned to treasury and cancelled on May 28, 2010 (Note 5).

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 9 - CAPITAL STOCK (continued)

Issued and Outstanding (continued)

8.       On February 26, 2008, the Company issued 150,000 units at a price of $6.68 per unit for proceeds of $1,000,000. Each unit consists of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $8.00 up to February 26, 2009. These warrants expired during the year ended February 28, 2009.

9.       On April 5, 2010, the Company issued 2,000,000 restricted common shares at $0.20 per share pursuant to the conversions of the convertible promissory notes in the amount of $400,000 (Notes 6 and 8).

10.     On April 14, 2010, the Company issued 1,025,000 units at a price of $2.00 per unit for proceeds of $2,050,000. Each unit consists of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $4.00 per share up to April 14, 2011. As at February 28, 2011, 512,500 of the related share purchase warrants in this series remain outstanding.

11.     On April 15, 2010, 2,500,000 common shares of the Company, valued at $5,000,000, were issued to Mercer Canada in accordance with the terms of the Mercer Option Agreement (Note 5).

2008 Stock Option Plan

On April 2, 2008 the Board of Directors of the company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 1,250,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

As approved by the Board of Directors, on April 2, 2008, the Company granted 687,500 stock options to certain officers, directors and management of the Company at $7 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $4,134,405, and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.18%, a dividend yield of 0% and expected volatility of 106% and has been recorded as stock-based compensation expense during the year ended February 28, 2009.

As approved by the Board of Directors, on July 9, 2008 and August 18, 2008, the Company granted a total of 437,500 stock options to certain officers and directors of the Company at $12.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $3,822,500, and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 3.09%, a dividend yield of 0% and expected volatility of 120% and has been recorded as stock-based compensation expense during the year ended February 28, 2009.

On April 17, 2009, the Company cancelled 1,125,000 stock options previously granted to certain officers, directors and management of the Company.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 9 - CAPITAL STOCK (continued)

2008 Stock Option Plan (continued)

As approved by the Board of Directors, on April 17, 2009, the Company granted 687,500 stock options to certain officers, directors and management of the Company at $2.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $1,091,640 ($1.59 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.91%, a dividend yield of 0% and expected volatility of 193% and has been recorded as stock-based compensation expense during the year ended February 28, 2010.

As approved by the Board of Directors, on April 5, 2010, the Company granted 812,500 stock options to certain officers, directors and management of the Company at $2.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $1,601,828 ($1.97 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 4.01%, a dividend yield of 0% and expected volatility of 150% and has been recorded as stock-based compensation expense during the year ended February 28, 2011.

As approved by the Board of Directors, on April 5, 2010, the Company granted 250,000 stock options to certain consultants of the Company at $2.00 per share for terms of two years. The total fair value of these options at the date of grant was estimated to be $436,550 ($1.75 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.18%, a dividend yield of 0% and expected volatility of 215% and has been recorded as stock-based compensation expense during the year ended February 28, 2011.

As approved by the Board of Directors, on June 14, 2010, the Company granted 75,000 stock options to a consultant of the Company at $2.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $176,178 ($2.35 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 3.28%, a dividend yield of 0% and expected volatility of 144% and has been recorded as stock-based compensation expense during the year ended February 28, 2011. Subsequent to the grant date, the Company entered into an amending agreement with the holder of the 75,000 existing stock options amending the expiry date from June 14, 2020 to August 1, 2012. The stock-based compensation expense related to this amendment of 75,000 stock options during the year ended February 28, 2011 was $Nil.

As approved by the Board of Directors, on August 1, 2010, the Company granted 150,000 stock options to a consultant of the Company at $2.00 per share for terms of three years. The total fair value of these options at the date of grant was estimated to be $365,790 ($2.44 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 0.85%, a dividend yield of 0% and expected volatility of 187% and has been recorded as stock-based compensation expense during the year ended February 28, 2011.

As approved by the Board of Directors, on August 1, 2010, the Company granted 25,000 stock options to a consultant of the Company at $2.00 per share for terms of two years. A total of 3,125 of these stock options vested on the grant date of August 1, 2010. A total of 21,875 of these stock options vest quarterly over the two years. The total fair value of these options which vested during the year ended February 28, 2011 was estimated to be $11,134 ($1.78 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 4 years, a average risk free interest rate of 1.24%, a average dividend yield of 0% and average expected volatility of 186% and has been recorded as stock-based compensation expense during the year ended February 28, 2011.

Effective November 30, 2010, the Board of Directors approved the termination of the 2008 Stock Option Plan and the cancellation of all related options outstanding. Certain of the options then outstanding were then replaced by options in the Company's newly adopted 2010 Stock Option Plan (see below).

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 9 - CAPITAL STOCK (continued)

2010 Stock Option Plan

Effective November 30, 2010 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan (the "2010 Stock Option Plan") for the company in the amount of 3,431,875 shares. In the event an optionee ceases to be employed or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

Effective November 30, 2010, concurrent with the cancellation of the 2008 Stock Option Plan, 1,125,000 outstanding options were cancelled and immediately replaced with 1,125,000 options in the newly adopted 2010 Stock Option Plan. The replacement options have an exercise price of $2.00 per share for terms of four years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant. The incremental fair value resulting from the modification / replacement of the original options was estimated to be $151,015 which will be recorded over the vesting period of the options. A total of $37,754 relating to vested options has been recorded as stock-based compensation expense and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a average risk free interest rate of 0.45%, a average dividend yield of 0% and average expected volatility of 194% and has been recorded as stock-based compensation expense during the year ended February 28, 2011.

As approved by the Board of Directors, on November 30, 2010, the Company granted 337,500 stock options under the 2010 Stock Option Plan to certain directors of the Company at $2.00 per share for terms of four years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant. The total fair value of these options was estimated to be $465,048 ($1.38 per stock option) was determined using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 1.16%, a dividend yield of 0% and expected volatility of 187%. A total of $116,262 relating to vested options has been recorded as stock-based compensation expense during the year ended February 28, 2011.

As approved by the Board of Directors, on November 30, 2010, the Company granted 50,000 stock options under the 2010 Stock Option Plan to certain consultants of the Company at $2.00 per share for terms of four years. A total of 12,500 of these stock options vested on the grant date of December 1, 2010. A total of 37,500 of these stock options vest 25% at the end of each of six, twelve and eighteen months from the date of grant. The total fair value of these options which vested during the year ended February 28, 2011 was estimated to be $17,224 ($1.38 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 1.16%, a dividend yield of 0% and expected volatility of 187% and has been recorded as stock-based compensation expense during the year ended February 28, 2011.

The Company's stock option activity for the years ended February 28, 2011 and 2010 is summarized as follows:
	Number of Options	Weighted average exercise price per share	Weighted average remaining in contractual life (in years)
Balance, February 28, 2009	1,125,000	$ 8.96	9.21 years
Granted	687,500	2.00
Expired - cancelled	(1,125,000)	8.96
Exercised	-	-
Balance, February 28, 2010	687,500	2.00	9.13 years
Granted	2,825,000	2.00
Expired - cancelled	(2,000,000)	2.00
Exercised	-	-
Balance, February 28, 2011	1,512,500	$ 2.00	3.75 years

A total of 378,125 stock options are exercisable as at February 28, 2011.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 9 - CAPITAL STOCK (continued)

Share purchase warrants

As part of the private placement on April 14, 2010, the Company issued 512,500 share purchase warrants at $4.00 per share for terms of one year. The total fair value of these warrants at the date of grant was estimated to be $1,009,318 ($1.97 per warrant), and was determined using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 0.45%, a dividend yield of 0% and expected volatility of 182%.

As of February 28, 2011, 512,500 share purchase warrants are outstanding entitling the holder to purchase a common share at a price of $4.00 per share up to April 14, 2011. These share purchase warrants have expired subsequent to the year ended February 28, 2011 (Note 13).

NOTE 10 - INCOME TAXES

The Company has losses carry forward for income tax purpose to February 28, 2011. There are no current or deferred tax expenses for the period ended February 28, 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the years ended
	February 28, 2011	February 28, 2010

Deferred tax asset attributable to
Current operations	$ 1,878,176	$ 430,076
Non-deductible items	(1,075,611)	(371,158)
Less: Change in valuation allowance	(802,565)	(58,918)

Net refundable amount	$ -	$ -

The composition of the Company's deferred tax asset as at February 28, 2011 and February 28, 2010 are as follows:

	February 28, 2011	February 28, 2010

Net operation loss carry-forward	$ 18,416,978	$ 16,033,560
Statutory federal income tax rate	33.96%	34.00%
Deferred tax assets	6,253,975	5,451,410
Less: Valuation allowance	(6,253,975)	(5,451,410)

Net Deferred Tax Assets	$ -	$ -

The potential income tax benefit of these losses has been offset by a full valuation allowance.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 10 - INCOME TAXES (continued)

As at February 28, 2011, the Company has an unused net operating loss carry forward balance of approximately $18,416,978 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires as follows:

	United States	Colombia
	$	$

2025	3,051	-
2026	12,401	-
2027	40,770	-
2028	15,075,151	-
2029	728,899	-
2030	173,289	-
2031	1,603,662	-
No expiry	-	779,755

	17,637,223	779,755

NOTE 11 - COMMITMENTS AND CONTINGENCY

The Company is subject to certain outstanding and future commitments related to its mineral property interests (Note 5).

During the year ended February 28, 2011, the Company wrote off amounts due to related parties of $88,170 related to the Company's former CEO and director. Management does not consider that these amounts are payable. This write down has been recorded as a recovery of expenses and a decrease in due to related parties (Note 7).

NOTE 12 - SEGMENTED INFORMATION

The Company's only business activity is exploration and development of mineral properties. This activity is carried out in Colombia.

The breakdown by geographic area for the period ended February 28, 2011 is as follows:
	United States	Colombia	Total

Total expenses	$ 4,766,383	$ 780,622	$ 5,547,005

Current assets	$ 166,238	$ 15,706	$ 181,944
Property and equipment	-	7,211	7,211
Other assets	-	5,415,000	5,415,000

Total assets	$ 166,238	$ 5,437,917	$ 5,604,155

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

The breakdown by geographic area for the year ended February 28, 2010 is as follows:
	United States	Colombia	Total

Total expenses	$ 1,264,929	$ -	$ 1,264,929

Current assets	$ 385	$ -	$ 385
Other assets	100,000	-	100,000

Total assets	$ 100,385	$ -	$ 100,385

NOTE 13 - SUBSEQUENT EVENTS

The following events occurred during the period from the year ended February 28, 2011 to the date the consolidated financial statements were available to be issued on May 31, 2011:

On March 30, 2011, the Company entered into a letter of intent to acquire 100% interest in mining claims owned by VCS Mining Inc. and its subsidiaries. The acquisition is conditional upon the completion of the definitive agreement. On April 15, 2011, VCS Mining Inc. and the Company have agreed that it would be in both parties' interests to terminate the letter of intent.

On April 4, 2011, the Company issued 300,000 common shares at $0.20 per share to a former CEO and director of the Company for consulting services rendered during and subsequent to the year ended February 28, 2011.

On April 14, 2011, the Company paid $75,000 to the Underlying Property Owner under the Underlying Option Agreement related to the Guayabales property (Note 5).

On April 14, 2011, 512,500 share purchase warrants entitling the holder to purchase a common share of the Company at a price of $4.00 per common share have expired (Note 9).

Effective on May 12, 2011, the Company filed a Certificate of Change and Certificate of Correction with the Nevada Secretary of State in relation to completing a one for four reverse stock split such that the Company's authorized common shares decreased from 562,500,000 common shares with a par value of $0.001 to 140,625,000 common shares with the same par value and the Company's issued and outstanding common shares decreased from 68,637,500 to 17,159,375 common shares (Notes 1 and 9).

Subsequent to the year ended February 28, 2011, 375,000 stock options previously granted on April 5, 2010 to certain former directors of the Company were cancelled.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

William Thomas, our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of February 28, 2011. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of February 28, 2011.

Management's Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act.

As of February 28, 2011, management assessed the effectiveness of the company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, as at February 28, 2011 such internal controls and procedures were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report..

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended February 28, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

Not applicable.

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date hereof are as follows:
Name	Age	Position with the Company
William D. Thomas	59	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director
Gerry Jardine	59	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

William D. Thomas. Mr. Thomas has been our Chief Financial Officer, Secretary/Treasurer and a director of our company since August 18, 2008 and our President and Chief Executive Officer since May 9, 2011. Mr. Thomas has over thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is also the Chief Financial Officer, Secretary, Treasurer and a Director of Mainland Resources, Inc. (OTCBB: MNLU), the Chief Financial Officer of Sono Resources Inc. (OTCBB: GVRS) and the Chief Financial Officer of Morgan Creek Energy, Inc. (OTCBB: MCKE), Nevada corporations that trade on the OTC Bulletin Board. Mr. Thomas has held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as Director of Business Services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007 Mr. Thomas took on the role of Chief Financial Officer for two public resource companies; Hana Mining Inc. (TSX-V: HMG) and NWT Uranium Corp (TSX-V: NWT; OTCBB: NWURF). Mr. Thomas resigned from NWT Uranium Corp. and Hana Mining Inc in July, 2008 and March, 2010 respectively.

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

Gerry Jardine. Mr. Jardine has served as a director of our company since May 16, 2011. Mr. Jardine has worked in corporate finance and administration for public companies for the past 30 years and has considerable experience in fund raising for public companies. Since 1989, he has been President and principal shareholder of Amcan Fiscal Consultants, a private management consulting company based in Vancouver, British Columbia. Mr. Jardine founded and has served as Director and Officer of TSX Venture Exchange, NASDAQ and OTC Bulletin Board companies primarily within the research and development, mineral resource and oil and gas sectors. His responsibilities have included acquisitions, funding, and corporate governance and investor relations functions. Mr. Jardine has also served as a director of Mainland Resources Inc. (OTCBB: MNLU) since May 2011.

The Company's Board of Directors has determined that Mr. Jardine should serve as a director given his experience in assisting private and public entities with finance, development and investor relations.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

We have no significant employees other than our sole officer and our directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that such persons have complied with all applicable filing requirements during the year ended February 28, 2011.

Code of Conduct

As disclosed in our current report on Form 10-K for our year ended February 28, 2009, pursuant to the written consent of our Board of Directors dated February 11, 2009, our Board of Directors adopted a number of corporate governance documents, including a code of conduct for directors. On June 21, 2010, our Board of Directors adopted revised corporate governance documents, including a code of conduct that applies to all officers and directors. Our code of conduct is included as an exhibit to this Annual Report on Form 10-K.

Audit Committee

As of the date of filing of this Annual Report, our entire Board of Directors serves as our Audit Committee. We intend to appoint additional directors. Once we appoint such additional directors, we intend to once again establish a separate Audit Committee.

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to any of the following individuals during our fiscal years ended February 28, 2011 and 2010: (i) any person serving as our principal executive officer during our fiscal year ended February 28, 2011; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of February 28, 2011; and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as an executive officer of the Company as of February 28, 2011 (collectively, the "Named Executive Officers"):

Summary Compensation Table

Name and Principal Position	Year Ended Febru- ary 28,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incen-tive Plan Com-pen-sation ($)	Non-Quali-fied De-ferred Com-pen-sation Earn-ings ($)	All Other Com-pen-sation ($)	Total ($)
William D. Thomas, President, CEO, Secretary, Treasurer and CFO(2)	2011	52,320	Nil	Nil	124,100	Nil	Nil	Nil	176,420
	2010	Nil	Nil	Nil	198,500	Nil	Nil	Nil	198,500
Rahim Jivraj, former President and CEO(3)	2011	43,830	Nil	Nil	372,300	Nil	Nil	Nil	416,130
	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Marek Kreczmer, former President and CEO(4)	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2010	Nil	Nil	Nil	397,000	Nil	Nil	Nil	397,000
Devinder Randhawa, former President and CEO(5)	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
James Stonehouse, former VP Exploration(6)	2011	124,541	Nil	Nil	215,965	Nil	Nil	Nil	340,506
	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1) This amount represents the fair value of these stock options at the date of grant which was estimated using the Black-Scholes option pricing model.

(2) Mr. Thomas has served as our Secretary, Treasurer and CFO since August 18, 2008 and as our President and CEO since May 9, 2011.

(3) Mr. Jivraj served as our President and CEO from April 16, 2010 to March 28, 2011.

(4) Mr. Kreczmer served as our President and CEO from July 9, 2009 to January 1, 2010.

(5) Mr. Randhawa served as our interim President and CEO from March 31, 2010 to April 16, 2010.

(6) Mr. Stonehouse served as our VP of Exploration from September 20, 2010 to May 9, 2011.

Outstanding Equity Awards as of February 28, 2011

The following table sets forth outstanding equity awards as of February 28, 2011 with respect to each of the Named Executive Officers listed in the table above:

Outstanding Equity Awards as of February 28, 2011

	Option Awards					Stock Awards
Name	Number of secur-ities under-lying unexer-cised options exercise-able (#)	Number of secur-ities under-lying unexer-cised options unexer-cisable (#)	Equity incentive plan awards: number of securi-ties under-lying unexer-cised un-earned options (#)	Option exercise price ($)	Option expira- tion date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of un-earned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of un-earned shares, units or other rights that have not vested ($)
William D. Thomas	46,875	140,625	Nil	$2.00	Dec 1/14	Nil	Nil	Nil	Nil
Rahim Jivraj	46,875	140,625	Nil	$2.00	Dec 1/14	Nil	Nil	Nil	Nil
Marek Kreczmer	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil
Devinder Randhawa	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil
James Stonehouse	46,875	140,625	Nil	$2.00	Dec 1/14	Nil	Nil	Nil	Nil

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors during our fiscal year ended February 28, 2010:

Director Compensation During Our Year Ended February 28, 2011

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(6)	Non-equity incentive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)
William D. Thomas	52,320	Nil	124,100	Nil	Nil	Nil	176,420
Rahim Jivraj(1)	43,830	Nil	372,300	Nil	Nil	Nil	416,130
Keith Laskowski(2)	33,938	Nil	369,657	Nil	Nil	Nil	403,595
James M. Stonehouse(3)	124,541	Nil	215,965	Nil	Nil	Nil	340,506
Devinder Randhawa(4)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lorne Gertner(5)	Nil	Nil	32,295	Nil	Nil	Nil	32,295

Jas Butalia(6)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Henry Fowlds(7)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Richard Cherry(8)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Shaw(9)	Nil	Nil	372,300	Nil	Nil	Nil	372,300
Edward Flood(10)	Nil	Nil	372,300	Nil	Nil	Nil	372,300
Roberta Partarrieu(11)	Nil	Nil	32,295	Nil	Nil	Nil	32,295

(1) Mr. Jivraj resigned as a director on April 25, 2011.

(2) Mr. Laskowski resigned as a director on November 3, 2010.

(3) Mr. Stonehouse resigned as a director on May 9, 2011.

(4) Mr. Randhawa resigned as a director on March 28, 2011.

(5) Mr. Gertner resigned as a director on April 27, 2011.

(6) Mr. Butalia resigned as a director on April 5, 2010.

(7) Mr. Fowlds resigned as a director on April 5, 2010.

(8) Mr. Cherry resigned as a director on April 5, 2010.

(9) Mr. Shaw resigned as a director on January 24, 2011.

(10) Mr. Flood resigned as a director on January 26, 2011.

(11) Mr. Partarrieu resigned as a director on February 16, 2011.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 31, 2011 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Common Stock(2)
Directors and Officers
Common Stock	William D. Thomas	187,500 (3)	1.1%
Common Stock	Gerry Jardine	Nil	Nil
Common Stock	All executive officers and directors as a Group (2 persons)	187,500 (3)	1.1%

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

(2) The percentage of class is based on 17,459,369 shares of common stock issued and outstanding as of May 31, 2011.

(3) Consists of 187,500 shares of common stock and options to purchase 187,500 shares of common stock at $2.00 per share.

Changes in Control

There has not been a change in control of the Company since the beginning of the Company's last fiscal year.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described herein, none of the following parties (each a "Related Party") has, since the beginning of our fiscal year ended February 28, 2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  any of our directors or officers;

  any person proposed as a nominee for election as a director;

  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

  any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

The balance due to related parties of $55,877 at February 28, 2011 (2010 - $183,388) is due to directors (William Thomas, Rahim Jivraj and James Stonehouse), and a company controlled by a director and/or shareholder of the Company (Keith Laskowski) and is unsecured, non-interest bearing and payable on demand.

During the year ended February 28, 2011, the Company paid or accrued consulting and/or management fees of $133,786 to directors of the Company (2010 - $6,145).

During the year ended February 28, 2011, the Company settled with Ganpat Mani, a former director, on $80,545 of related party debt related primarily to prior period management fee accruals for total cash consideration of $37,545 resulting in a gain on settlement of $43,000 which was recorded as a management fee recovery during the period.

On April 14, 2010, the Company paid $25,000 to Richard Cherry, a former director of the Company, in settlement of $102,843 of obligations that were owed by the Company. This resulted in a gain on settlement of $77,843.

On November 19, 2010, the Company issued a promissory note with a principal value of $52,500 to Rahim Jivraj, a former CEO and Director of the Company. The amount is unsecured, bears no interest and is due and payable on or before November 26, 2012.

During the prior year ended February 28, 2010, the Company issued a promissory note payable of $100,000 (2010 - $100,000) to a related party. This amount is unsecured, bears no interest and has no set terms of repayment.

Our Board of Directors reviews any proposed transactions involving Related Parties and considerers whether such transactions are fair and reasonable an in the Company's best interests.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

James Stafford serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended February 28, 2011 and 2010. Aggregate fees for professional services rendered to us by our auditors are set forth below:

	Year Ended February 28, 2011	Year Ended February 28, 2010
Audit Fees	$ 26,898	$ 24,263
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
Total	$ 26,898	$ 24,263

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee (or, at the present time, the Board of Directors, which is functioning as our Audit Committee) is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor, James Stafford. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by James Stafford. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by James Stafford which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has approved all of the audit and permitted non-audit services performed by James Stafford in the year ended February 28, 2011.

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Annual Report on Form 10-K:
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Mineral Property Staking and Purchase Agreement dated January 28, 2005 between Ancor Resources Inc. and Laurence Stephenson (1)
10.2	Nose Rock Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated September 14, 2007 (2)
10.3	Dalton Pass Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated October 5, 2007 (3)
10.4	NWT Uranium Corp. and Nu-Mex Uranium Corp. Terminate Arrangement Agreement dated February 13, 2008 (4)
10.5	Executive Services Agreement dated April 1, 2008 among the Company, Cleary Petroleum Corp. and Richard M. Cherry (5)
10.6	Letter Option Agreement dated December 9, 2008 between the Company and Geoforum Scandinavia AB (6)
10.7	Letter Option Agreement dated January 15, 2009 between the Company and Trans Atlantic Metals AG (7)
10.8	Letter Agreement dated April 21, 2009, effective April 23, 2009, between the Company and Continental Precious Metals Inc. (8)
10.9	Option Agreement dated October 29, 2009 between the Company and Geoforum Scandinavia AB (9)
10.10	Option Agreement dated November 17, 2009 between the Company and Trans Atlantic Metals AG (10)
10.11	Mineral Assets Option Agreement between Mercer Gold Corp. and the Company, dated April 13, 2010 (11)
10.12	2010 Stock Incentive Plan (12)
10.13	Amendment to Mineral Assets Option Agreement dated December 30, 2010 (13)
14.1	Code of Conduct *

Exhibit Number	Description of Exhibit
21.1	Subsidiaries of the Issuer: Mercer One Panama Corp. (Incorporated under the laws of the Republic of Panama) Mercer Two Panama Corp. (Incorporated under the laws of the Republic of Panama)
31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

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
(12)     Incorporated by reference from our Form 10-K, filed with the SEC on June 16, 2010.
(13)     Incorporated by reference from our Form 8-K, filed with the SEC on January 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER GOLD CORP.

By:        "William D. Thomas"
              William D. Thomas
              President, Chief Executive Officer, Secretary, Treasurer and
              Chief Financial Officer
              Date: June 2, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        "William D. Thomas"
              William D. Thomas
              Director
              Date: June 2, 2011

By:        "Gerry Jardine"
              Gerry Jardine
              Director
              Date: June 2, 2011

__________