Form 10-Q
period 2011-05-31
MERCER GOLD CORP.
filed 2011-07-15
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

(Zip Code)

(604) 681-3130

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

Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,459,375 shares of common stock as of July 15, 2011.

MERCER GOLD CORPORATION

Quarterly Report on Form 10-Q

For The Quarterly Period Ended

May 31, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim consolidated financial statements of Mercer Gold Corporation (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Page

Consolidated Balance Sheets as of May 31, 2011 (unaudited) and February 28, 2011

5

Unaudited Consolidated Statements of Operations for the three months ended May 31, 2011 and 2010 and for the period from inception (October 11, 2004) to May 31, 2011

6

Unaudited Consolidated Statements of Stockholders' Equity (Deficiency) for the period from inception (October 11, 2004) to May 31, 2011

7

Unaudited Consolidated Statements of Cash Flows for the three months ended May 31, 2011 and 2010 and for the period from inception (October 11, 2004) to May 31, 2011

10

Unaudited Notes to Consolidated Financial Statements

11

It is the opinion of management the unaudited condensed interim consolidated financial statements for the three months ended May 31, 2011 and 2010 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading. These unaudited condensed interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company's audited annual consolidated financial statements for the year ended February 28, 2011. All adjustments are of a normal recurring nature. These unaudited condensed interim consolidated financial statements should be read in conjunction with our Company's audited annual consolidated financial statements as of and for the year ended February 28, 2011.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

 May 31,
2011

 February 28,
2011

(unaudited)

(audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$ 3,109

$ 126,134

Amounts receivable

25,316

15,690

Prepaid expense

11,761

40,120

TOTAL CURRENT ASSETS

40,186

181,944

PROPERTY & EQUIPMENT (Note 4)

6,443

7,211

MINERAL PROPERTY COSTS (Note 5)

5,490,000

5,415,000

TOTAL ASSETS

$ 5,536,629

$ 5,604,155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts payable and accrued liabilities (Note 6)

954,602

421,486

Due to related parties (Note 7)

55,000

55,877

Promissory notes payable (Note 8)

1,081,758

1,016,237

TOTAL CURRENT LIABILITIES

2,091,360

1,493,600

PROMISSORY NOTE PAYABLE (Note 8)

-

52,500

TOTAL LIABILITIES

2,091,360

1,546,100

 NATURE OF OPERATIONS AND BASIS OF PRESENTATION,
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT (Notes 1, 11 and 13)

STOCKHOLDERS' EQUITY (DEFICIENCY)

      Capital stock (Note 9)
     Authorized
140,625,000 shares of common stock, $0.001 par value

Issued and outstanding

17,459,375 common shares (February 28, 2011 - 17,159,375)

17,459

17,159

Additional paid-in-capital

34,877,701

33,684,688

Warrants

-

1,009,318

Shares to be issued

260,000

-

Accumulated other comprehensive income

(88)

-

Deficit accumulated during exploration stage

(31,709,803)

(30,653,110)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)

3,445,269

4,058,055

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

$ 5,536,629

$ 5,604,155

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

For the period from the date of inception (October 11, 2004) to

For the three months ended

For the three months ended

For the three months ended

May 31,

May 31,

May 31,

May 31,

2011

2011

2010

2009

(unaudited)

(unaudited)

(unaudited)

(unaudited)

GENERAL & ADMINISTRATIVE EXPENSES

Write down of mineral property

$ 14,625,000

$ -

$ 100,000

$ -

Amortization

1,635

768

-

-

Bank charges

26,975

4,044

596

313

Consulting fees

340,737

13,000

63,512

-

Interest expense (Note 8)

557,354

23,322

9,607

12,994

Legal and accounting (recovery)

875,090

31,050

55,098

(712)

Management fees (recovery) (Note 7)

466,689

19,182

(86,843)

-

Marketing and promotion

241,715

32,776

78

81

Mineral property exploration

2,061,307

683,709

74,460

-

Office and miscellaneous

375,336

77,613

31,747

1,011

Rent

150,329

44,176

14,399

3,383

Stock-based compensation (Note 9)

11,935,260

123,995

2,009,075

1,091,640

Transfer agent fees

52,376

3,058

2,728

3,858

TOTAL GENERAL & ADMINISTRATIVE EXPENSES

31,709,803

1,056,693

2,274,457

1,112,568

NET LOSS

$ (31,709,803)

$ (1,056,693)

$ (2,274,457)

$ (1,112,568)

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustment

(88)

(88)

-

-

COMPREHENSIVE LOSS

$ (31,709,891)

$ (1,056,781)

$ (2,274,457)

$ (1,112,568)

 BASIC AND DILUTED LOSS AND COMPREHENSIVE
LOSS PER COMMON SHARE

$ (0.06)

$ (0.14)

$ (0.10)

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED

17,319,158

16,598,233

11,634,375

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO MAY 31, 2011

(Expressed in U.S. Dollars)

(unaudited)

Common stock

Additional

Shares

Accumulated other

Deficit accumulated during

Total stockholders'

Number of shares

Amount

paid in capital

Warrants

 to be
issued

 comprehensive
income (loss)

exploration stage

equity (deficiency)

Balance, October 11, 2004 (inception)

-

$ -

$ -

$ -

$ -

$ -

$ -

$ -

 Common stock issued for cash
at $0.00013 per share - November 29, 2004 (Note 9)

7,500,000

7,500

(3,500)

-

-

-

-

4,000

 Common stock issued for cash
at $0.00013 per share - January 10, 2005 (Note 9)

4,500,000

18,000

(2,100)

-

-

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

-

-

(3,051)

22,849

Net loss for the year

-

-

-

-

-

-

(12,401)

(12,401)

Balance, February 28, 2006

15,234,375

15,234

10,666

-

-

-

(15,452)

10,448

Contributions to capital by related parties

-

-

24,000

-

-

-

-

24,000

Net loss for the year

-

-

-

-

-

-

(64,770)

(64,770)

Balance, February 28, 2007

15,234,375

$ 15,234

$ 34,666

$ -

$ -

$ -

$ (80,222)

$ (30,322)

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO MAY 31, 2011

(Expressed in U.S. Dollars)

(unaudited)

Common stock

Additional

Shares

Accumulated
other

Deficit accumulated during

Total stockholders'

Number of shares

Amount

 paid in
capital

Warrants

 to be
issued

comprehensive income (loss)

exploration stage

equity (deficiency)

Balance, February 28, 2007

15,234,375

$ 15,234

$ 34,666

$ -

$ -

$ -

$ (80,222)

$ (30,322)

 Restricted common shares returned and
cancelled (Note 9)

(3,750,000)

(3,750)

3,750

-

-

-

-

-

 Common shares issued per Nose Rock Agreement
(Notes 5 and 9)

1,875,000

1,875

13,998,125

-

-

-

-

14,000,000

 Common shares issued for cash
at $1.67 per share - February 26, 2008 (Note 9)

150,000

150

816,766

-

-

-

-

816,916

Warrants issued for cash - February 26, 2008 (Note 9)

-

-

-

183,084

-

-

-

183,084

Net loss for the year

-

-

-

-

-

-

(15,075,151)

(15,075,151)

Balance, February 29, 2008

13,509,375

13,509

14,853,307

183,084

-

-

(15,155,373)

(105,473)

Stock-based compensation (Note 9)

-

-

7,956,905

-

-

-

-

7,956,905

Warrants expired during the year (Note 9)

-

-

183,084

(183,084)

-

-

-

-

Net loss for the year

-

-

-

-

-

-

(8,685,803)

(8,685,803)

Balance, February 28, 2009

13,509,375

13,509

22,993,296

-

-

-

(23,841,176)

(834,371)

Stock-based compensation (Note 9)

-

-

1,091,640

-

-

-

-

1,091,640

Net loss for the year

-

-

-

-

-

-

(1,264,929)

(1,264,929)

Balance, February 28, 2010

13,509,375

$ 13,509

$24,084,936

$ -

$ -

$ -

$ (25,106,105)

$ (1,007,660)

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (EQUITY (DEFICIENCY)

FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO MAY 31, 2011

(Expressed in U.S. Dollars)

(unaudited)

Common stock

Additional

Shares

Accumulated
other

Deficit accumulated during

Total stockholders'

Number of shares

Amount

 paid in
capital

Warrants

 to be
issued

 comprehensive
income (loss)

exploration stage

equity (deficiency)

Balance, February 28, 2010

13,509,375

$ 13,509

$24,084,936

$ -

$ -

$ -

$ -

$(25,106,105)

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

-

-

-

Beneficial conversion feature (Notes 6 and 8)

-

-

400,000

-

-

-

-

400,000

Stock-based compensation (Note 9)

-

-

2,762,720

-

-

-

-

2,762,720

Net loss for the year

-

-

-

-

-

-

(5,547,005)

(5,547,005)

Balance, February 28, 2011

17,159,375

17,159

33,684,688

1,009,318

-

-

(30,653,110)

4,058,055

 Commons shares issued for debt - April 12, 2010
at $0.05 per share (Notes 8 and 9)

300,000

300

59,700

-

-

-

-

60,000

Shares to be issued (Note 9)

-

-

-

-

260,000

-

-

260,000

Expiry of warrants (Note 9)

-

-

1,009,318

(1,009,318)

-

-

-

-

Stock-based compensation (Note 9)

-

-

123,995

-

-

-

-

123,995

Foreign currency translation adjustment

-

-

-

-

-

(88)

-

(88)

Net loss for the period

-

-

-

-

-

-

(1,056,693)

(1,056,693)

Balance, May 31, 2011

17,459,375

$ 17,459

$34,877,701

$ -

$ 260,000

(88)

$(31,709,803)

$ 3,445,269

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

 For the period from the date of inception
(October 11, 2004) to May 31,

For the three months ended
May 31,

For the three months ended
May 31,

For the three months ended
May 31,

2011

2011

2010

2009

(unaudited)

(unaudited)

(unaudited)

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period

$ (31,709,803)

$(1,056,693)

$(2,274,457)

$ (1,112,568)

    Adjustments to reconcile net loss to net cash used in operating activities:

- Interest expense (Note 8)

547,685

23,322

(118,126)

12,994

- Depreciation

1,635

768

-

-

- Contributions to capital by related parties

24,000

-

-

-

- Write down of mineral property acquisition costs (Note 5)

14,625,000

-

100,000

-

- Write down of management fees (Note 7)

(116,055)

(27,885)

-

-

- Stock-based compensation (Note 9)

11,935,260

123,995

2,009,075

1,091,640

- Non-cash gain on settlement of debt (Note 7)

(120,843)

-

(120,843)

-

Changes in operating assets and liabilities

- Increase in amounts receivable

(25,316)

(9,626)

-

-

- (Increase) decrease in prepaid expenses

(11,761)

28,359

(2,022)

(1,869)

- Increase (decrease) in accounts payable and accrued liabilities

979,602

533,116

(108,111)

(52,637)

- Increase (decrease) in due to related parties

287,897

34,507

(54,110)

(14,020)

NET CASH USED IN OPERATING ACTIVITIES

(3,582,699)

(350,137)

(568,594)

(76,460)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral property interests (Note 5)

(1,115,000)

(75,000)

(200,000)

(25,000)

Acquisition of property and equipment (Note 4)

(8,078)

-

-

-

NET CASH FLOWS USED IN INVESTING ACTIVITIES

(1,123,078)

(75,000)

(200,000)

(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft

-

-

(340)

-

Promissory note / related party advances (repayments) (Note 8)

1,373,074

42,200

(176,000)

55,000

Common shares issued for cash / subscribed for cash

3,335,900

260,000

2,050,000

-

NET CASH PROVIDED BY FINANCING ACTIVITIES

4,708,974

302,200

1,873,660

55,000

INCREASE (DECREASE) IN CASH

3,197

(122,937)

1,105,066

(46,460)

EFFECT OF FOREIGN EXCHANGE ON CASH

(88)

(88)

-

-

CASH, BEGINNING OF PERIOD

-

126,134

-

51,923

CASH, END OF PERIOD

$ 3,109

$ 3,109

$ 1,105,066

$ 5,463

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

Cash paid for interest

$ 127,733

$ -

$ 9,607

$ -

Cash paid for income taxes

$ -

$ -

$ -

$ -

Non-cash transactions:

Donated rent and services

$ 24,000

$ -

$ -

$ -

Shares issued for mineral properties and exploration

$ 19,000,000

$ -

$ 5,000,000

$ -

Shares issued on settlement of debts

$ 510,000

$ 60,000

$ 400,000

$ -

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

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

Effective June 6, 2007, the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company's common stock. Further, on March 11, 2008 the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company's common stock (Note 9).  Effective May 12, 2011, the Company completed a reverse stock split by the issuance of 1 new share for each 4 outstanding shares of the Company's common stock (Note 9). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the "Codification" or "ASC") 915-10, "Development Stage Entities."  The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period.

Going Concern

The Company's interim consolidated financial statements as at May 31, 2011, and for the period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred operating losses since inception of $31,709,803.  The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended February 28, 2011 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending February 28, 2012.

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current period's presentation.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 2 - CHANGES IN ACCOUNTING POLICIES

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-28, "Intangibles, Goodwill and Other". The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 during the period did not have a material impact on the Company's financial position, cash flows or results of operations.

In December 2010, the FASB issued ASU 2010-29, "Business Combinations". The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-29 during the period did not have a material impact on the Company's financial position, cash flows or results of operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. GAAP applicable to exploration stage enterprises.  The functional currency is the U.S. dollar, and the financial statements are presented in U.S. dollars.

The consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mercer One Panama Corp. and Mercer Two Panama Corp.  All significant inter-company transactions and account balances have been eliminated upon consolidation.

Mineral Property Expenditures

Mineral property acquisition costs are initially capitalized as intangible assets when purchased.  At the end of each fiscal quarter, the Company assesses the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

Estimated future removal and site restoration costs, when determinable, are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

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

Asset Retirement Obligations

The Company has adopted ASC 410, "Asset Retirement and Environmental Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at May 31, 2011.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

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

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash and cash equivalents as of May 31, 2011 that exceeded federally insured limits.

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

As at May 31, 2011, the fair value of cash and cash equivalents, amounts receivables, accounts payable, amounts due to related parties and promissory notes payable approximate carrying value due to their short maturities.

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises primarily from the Company's cash and cash equivalents and amounts receivable. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated US financial institutions.  As at May 31, 2011, amounts receivable was comprised of Harmonized Sales Tax receivable of $25,316 (February 28, 2011 - $15,690).  As a result, credit risk is considered insignificant.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due.  The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities.  The Company currently has a working capital deficit of $2,051,175 (February 28, 2011 - $1,311,656).

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Current Risk

The Company is exposed to currency risk on its acquisition and exploration expenditures on its Colombian properties since it has to convert US dollars raised through equity financing in US dollars to Colombian Pesos.  The Company's expenditures will be negatively impacted if the Colombian Pesos increases versus the US dollar.

The majority of the Company's cash flows and financial assets and liabilities are denominated in US dollar, which is the Company's functional and reporting currency.  Foreign currency risk is limited to the portion of the Company's business transactions denominated in currencies other than the US dollar.

The Company monitors and forecasts the values of net foreign currency cash flow and balance sheet exposures and from time to time could authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a position of foreign currency fluctuations.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at May 31, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

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

10%

Computer equipment

20%

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income".  This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  As ASU 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

Net Book Value

Cost

 Accumulated
amortization

 May 31,
2011

 February 28,
2011

Furniture and fixtures

$ 649

$ 123

$ 526

$ 584

Machinery and equipment

6,837

1,299

5,538

6,153

Computer equipment

592

213

379

474

$ 8,078

$ 1,635

$ 6,443

$ 7,211

During the three months ended May 31, 2011, total additions to property and equipment were $Nil (February 28, 2011 - $8,078).

NOTE 5 - MINERAL PROPERTY COSTS

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

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 5 - MINERAL PROPERTY COSTS (continued)

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

      no less than an initial $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2011 (incurred);

      no less than a further $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2012; and

      no less than a final $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2013; and

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

      Pay additional $75,000 on or by July 14, 201l (Note 13);

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

      Pay additional $190,000 on or by January 14, 2014;

      Pay additional $230,000 on or by July 14, 2014;

      Pay additional $230,000 on or by January 14, 2015; and

      Pay additional $2,245,000 on or by July 14, 2015.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 5 - MINERAL PROPERTY COSTS (continued)

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

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 5 - MINERAL PROPERTY COSTS (continued)

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

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 5 - MINERAL PROPERTY COSTS (continued)

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

  The Company paying Strathmore $250,000 (paid on July 16, 2007); and

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

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 5 - MINERAL PROPERTY COSTS (continued)

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

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 7 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The balance due to related parties of $55,000 at May 31, 2011 (February 9, 2011 - $55,877) is due to directors, and a company controlled by a director and/or shareholder of the Company and is unsecured, non-interest bearing and payable on demand.

During the three months ended May 31, 2011, the Company paid or accrued management fees of $19,182 to directors of the Company (May 31, 2010 - $34,000; May 31, 2009 - Nil).

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

NOTE 8 - PROMISSORY NOTES PAYABLE

(a) Current

The promissory note payable of $1,081,758 at May 31, 2011 (February 28, 2011 - $1,016,237) consists of principal and accrued interest of $1,052,200 (February 28, 2011 - $1,010,000) and $29,559 (February 28, 2011 - $6,237), respectively. Of this total amount, $510,000 is secured by a general security agreement charging all of the Company's present and after acquired personal property, bears interest at 10% per annum and is repayable on July 31, 2011, $400,000 is unsecured, bears interest at 10% per annum and is repayable on July 31, 2011and $142,200 is unsecured, bears no interest and has no set terms of repayment.

During the year ended February 28, 2011, the Company issued a convertible promissory note in the amount of $375,000 and paid cash in the amount of $303,733 to settle the promissory note payable of $551,000 and accrued interest of $127,733 (inclusive of current period interest accrual of $9,607). The terms of the convertible promissory note provided that in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at the rate of $0.20 per share.

On March 29, 2010, the convertible promissory note in the amount of $375,000 was converted into 1,875,000 restricted common shares at $0.20 per share (issued on April 5, 2010) (Note 9). Interest expense of $375,000 (2010 - $Nil; 2009 - $Nil) related to the unamortized discount was recognized at the date of conversion.

(b) Non-current

On November 19, 2010, the Company issued a promissory note with a principal value of $52,500 to a former CEO and director of the Company.  The amount is unsecured, bears no interest and is due and payable on or before November 26, 2012.  During the three month period ended May 31, 2011, a further $7,500 was advanced by the former CEO and director bringing the note payable to $60,000.   The promissory note was converted for 300,000 common shares at $0.20 per share on April 4, 2011 (Note 9).

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 9 - CAPITAL STOCK

Authorized

The total authorized capital is 140,625,000 common shares with par value of $0.001 per share.  On June 4, 2007, the Company increased the authorized share capital from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share. On June 8, 2010, the Company filed a Certificate of Change with the Nevada Secretary of State in relation to the 1.5 for one forward split of the Company's common shares on March 11, 2008 to effect the 1.5 for one forward split of the Company's authorized common shares.  As a result, the Company's authorized capital was increased from 375,000,000 shares, par value of $0.001 per share, to 562,500,000 shares, par value of $0.001 per share. Effective May 12, 2011, the Company filed a Certificate of Change and Certificate of Correction with the Nevada Secretary of State in relation to the 1 for 4 reverse stock split of the Company's common shares to effect the 1 for 4 reverse stock split of the Company's authorized common shares (Note 1). As a result, the Company's authorized capital was decreased from 562,500,000 shares, par value of $0.001 per share to 140,625,000 shares, par value of $0.001 per share.

Issued and Outstanding

On June 4, 2007, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis on 5 new common shares for 1 old common share. On February 26, 2008, and effective March 11, 2008, the directors of the company approved a special resolution to undertake a further forward split of the common stock of the company on a basis on 1.5 new common shares for 1 old share. Effective May 12, 2011, the Company effected a 1 for 4 reverse stock split (Note 1).

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

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 9 - CAPITAL STOCK (continued)

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

12.      On April 4, 2011, the Company issued 300,000 common shares at $0.20 per share to a former CEO and director of the Company for consulting services rendered during and subsequent to the year ended February 28, 2011 (Note 8).

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

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 9 - CAPITAL STOCK (continued)

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

As approved by the Board of Directors, on August 1, 2010, the Company granted 25,000 stock options to a consultant of the Company at $2.00 per share for terms of two years. A total of 3,125 of these stock options vested on the grant date of August 1, 2010. A total of 21,875 of these stock options vest quarterly over two years.  The total fair value of these options which vested during the year ended February 28, 2011 was estimated to be $11,134 ($1.78 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 4 years, a average risk free interest rate of 1.24%, a average dividend yield of 0% and average expected volatility of 186% and has been recorded as stock-based compensation expense during the year ended February 28, 2011.

Effective November 30, 2010, the Board of Directors approved the termination of the 2008 Stock Option Plan and the cancellation of all related options outstanding.  Certain of the options then outstanding were then replaced by options in the Company's newly adopted 2010 Stock Option Plan (see below).

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

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

Effective November 30, 2010, concurrent with the cancellation of the 2008 Stock Option Plan, 1,125,000 outstanding options were cancelled and immediately replaced with 1,125,000 options in the newly adopted 2010 Stock Option Plan.  The replacement options have an exercise price of $2.00 per share for terms of four years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant.  The incremental fair value resulting from the modification / replacement of the original options was estimated to be $151,015 which will be recorded over the vesting period of the options.  A total of $37,754 relating to vested options has been recorded as stock-based compensation expense and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a average risk free interest rate of 0.45%, a average dividend yield of 0% and average expected volatility of 194% and was recorded as stock-based compensation expense during the year ended February 28, 2011. During the period ended May 31, 2011, a total of 512,500 of these options expired and were cancelled.  In connection with vesting of the remaining options, a further $20,555 was recorded as stock-based compensation during the period.

As approved by the Board of Directors, on November 30, 2010, the Company granted 337,500 stock options under the 2010 Stock Option Plan to certain directors of the Company at $2.00 per share for terms of four years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant.  The total fair value of these options was estimated to be $465,048 ($1.38 per stock option) was determined using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 1.16%, a dividend yield of 0% and expected volatility of 187%.  A total of $116,262 relating to vested options was recorded as stock-based compensation expense during the year ended February 28, 2011. During the period ended May 31, 2011, a total of 131,250 of these options expired and were cancelled.  In connection with vesting of the remaining options, a further $71,049 was recorded as stock-based compensation during the period.

As approved by the Board of Directors, on November 30, 2010, the Company granted 50,000 stock options under the 2010 Stock Option Plan to certain consultants of the Company at $2.00 per share for terms of four years. A total of 12,500 of these stock options vested on the grant date of December 1, 2010. A total of 37,500 of these stock options vest 25% at the end of each of six, twelve and eighteen months from the date of grant.  The total fair value of these options which vested during the year ended February 28, 2011 was estimated to be $17,224 ($1.38 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 1.16%, a dividend yield of 0% and expected volatility of 187% and was recorded as stock-based compensation expense during the year ended February 28, 2011. During the period ended May 31, 2011, a total of 25,000 of these options expired and were cancelled.  In connection with vesting of the remaining options, a further $750 was recorded as stock-based compensation during the period and was determined using the Black-Scholes option pricing model with an expected life of 3.5 years, a risk free interest rate of 1.02, a dividend yield of 0% and expected volatility of 157%

As approved by the Board of Directors, on March 14, 2011, the Company granted 93,750 stock options under the 2010 Stock Option Plan to a director of the Company at $2.00 per share for terms of five years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant.  The total fair value of these options was estimated to be $126,563 ($1.35 per stock option) was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.00%, a dividend yield of 0% and expected volatility of 145%.  A total of $31,641 relating to vested options was recorded as stock-based compensation expense during the period.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 9 - CAPITAL STOCK (continued)

2010 Stock Option Plan (continued)

During the three month period ended May 31, 2011, 668,750 stock options with an exercise price of $2.00, previously granted to certain officers, directors and management of the Company, expired and were cancelled.

The Company's stock option activity for the three month period ended May 31, 2011 is summarized as follows:

Number of options

 Weighted average exercise
price per share

 Weighted average remaining
in contractual life (in years)

Balance, February 28, 2010

687,500

$ 8.96

9.13 years

Granted

2,825,000

2.00

-

Expired - cancelled

(2,000,000)

8.96

-

Exercised

-

-

-

Balance, February 28, 2011

1,512,500

2.00

3.75 years

Granted

93,750

2.00

-

Expired - cancelled

(668,750)

2.00

-

Exercised

-

-

-

Balance, May 31, 2011

937,500

$ 2.00

3.62 years

A total of 445,313 stock options are exercisable as at May 31, 2011.

Share purchase warrants

As part of the private placement on April 14, 2010, the Company issued 512,500 share purchase warrants at $4.00 per share for terms of one year.  The total fair value of these warrants at the date of grant was estimated to be $1,009,318 ($1.97 per warrant), and was determined using the Black-Scholes warrant pricing model with an expected life of 1 year, a risk free interest rate of 0.45%, a dividend yield of 0% and expected volatility of 182%.

As of February 28, 2011, 512,500 share purchase warrants were outstanding entitling the holder to purchase a common share at a price of $4.00 per share up to April 14, 2011. These share purchase warrants expired unexercised on April 14, 2011.

NOTE 10 - INCOME TAXES

The Company has losses carry forward for income tax purposes to May 31, 2011. There are no current or deferred tax expenses for the three month period ended May 31, 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 10 - INCOME TAXES (continued)

The provision for refundable federal income tax consists of the following:

For the three month period ended

May 31, 2011

May 31, 2010

(unaudited)

(unaudited)

Deferred tax asset attributable to

Current operations

$ 352,721

$ 773,315

Non-deductible stock-based compensation

(42,158)

(683,085)

Less: Change in valuation allowance

(311,313)

(90,230)

Net refundable amount

$ -

$ -

The composition of the Company's deferred tax asset as at May 31, 2011 and February 28, 2011 are as follows:

As at

 May 31,
2011

February 28, 2011

(unaudited)

(audited)

Net operation loss carry-forward

$ 19,349,677

$ 18,416,978

Statutory federal income tax rate

33.93%

33.96%

Deferred tax assets

6,565,288

6,253,975

Less: Valuation allowance

(6,565,288)

(6,253,975)

Net deferred tax assets

$ -

$ -

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at May 31, 2011, the Company has an unused net operating loss carry forward balance of approximately $19,349,677 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires as follows:

United States

Colombia

2025

$ 3,051

$ -

2026

12,401

-

2027

40,770

-

2028

15,075,151

-

2029

728,899

-

2030

173,289

-

2031

1,603,662

-

2032

352,272

-

No expiry

-

1,360,182

$ 17,989,495

$ 1,360,182

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is subject to certain outstanding and future commitments related to its mineral property interests (Note 5).

During the year ended February 28, 2011, the Company wrote off amounts due to related parties of $88,170 related to the Company's former CEO and director. Management does not consider that these amounts are payable although there is no assurance that a formal claim will not be made against the Company for some or all of these amounts in the future. This write down has been recorded as a recovery of expenses and a decrease in due to related parties (Note 7).

On June 11, 2011, a former officer and director of the Company filed an action against the Company in the Supreme Court of British Columbia.  The plaintiff alleges that the Company owes him certain monies for payment under an alleged promissory note as well as pursuant to certain alleged management fees, expenses and disbursements which is asserted were incurred by the plaintiff in the plaintiff's prior role as an officer an director of the Company.  The Company is of the view that such allegations are without merit and has and intends to vigorously contest the action.  On July 13, 2011, the Company filed a defence to this action and a counterclaim against the plaintiff denying that any monies are owing and seeking damages against the plaintiff for breach of contract, breach of fiduciary duty and misrepresentation (Note 13).

NOTE 12 - SEGMENTED INFORMATION

The Company's only business activity is exploration and development of mineral properties.  This activity is carried out in Colombia.

The breakdown by geographic area for the period ended May 31, 2011 is as follows:

United States

Colombia

Total

Total expenses

$ 476,266

$ 580,427

$ 1,056,693

Current assets

$ 38,105

$ 2,081

$ 40,186

Property and equipment

-

6,443

6,443

Other assets

-

5,490,000

5,490,000

Total assets

$ 166,238

$ 5,437,917

$ 5,536,629

The breakdown by geographic area for the period ended May 31, 2010 is as follows:

United States

Colombia

Total

Total expenses

$ 2,274,457

$ -

$ 2,274,457

Current assets

$ 1,107,473

$ -

$ 1,107,473

Other assets

-

5,200,000

5,200,000

Total assets

$ 1,107,473

$ 5,200,000

$ 6,307,473

MERCER GOLD CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 13 - SUBSEQUENT EVENTS

The following event occurred during the period from the date of the three month period ended on May 31, 2011 to the date the financial statements were available to be issued on July 15, 2011:

On June 11, 2011, a former officer and director of the Company filed an action against the Company in the Supreme Court of British Columbia.  The plaintiff alleges that the Company owes him certain monies for payment under an alleged promissory note as well as pursuant to certain alleged management fees, expenses and disbursements which is asserted were incurred by the plaintiff in the plaintiff's prior role as an officer an director of the Company.  The Company is of the view that such allegations are without merit and has and intends to vigorously contest the action.  On July 13, 2011, the Company filed a defence to this action and a counterclaim against the plaintiff denying that any monies are owing and seeking damages against the plaintiff for breach of contract, breach of fiduciary duty and misrepresentation (Note 11).

On July 14, 2011, the Company received a 15 working day extension for payment of the option payment due on July 14, 2011 to the Underlying Property Owner under the Underlying Option Agreement related to the Guayabales Property (Note 5).

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2011 and 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended May 31, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referred to under the heading "Risk Factors" below.

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

  no less than an initial $1,500,000 of the Expenditures shall be expended on the Property by December 31, 2010 (incurred);

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

  Pay additional $75,000 on or by July 14, 201l ( payment date extended to August 4, 2011);

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

  Pay additional $190,000 on or by January 14, 2014;

  Pay additional $230,000 on or by July 14, 2014;

  Pay additional $230,000 on or by January 14, 2015; and

  Pay additional $2,245,000 on or by July 14, 2015.

On December 30, 2010, an amendment was agreed to whereby the funding for minimum cumulative "Expenditures" for "Exploration and Development" (as defined in the Definitive Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests of not less than $11,500,000 was revised in the following manner:

  no less than an initial $750,000 of the Expenditures shall be expended on the Property by December 31, 2010 (incurred);

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

  no less than an initial $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2011 (incurred);

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

As required by NI 43-101, the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Guayabales Project.  Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured mineral resources, indicated mineral resources and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC's Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this quarterly report or otherwise in the United States.

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

Plan of Operations

Our Plan of Operations for the next twelve months is to pursue Phase I of the recommended exploration program on the Guayabales Property, as described in more detail in our Annual Report on Form 10-K for the year ended February 28, 2011, under "Item 1.  Business - Mineral Properties - Guayabales Property, Colombia - Company's Planned Exploration Program."

We have decided to reduce the work program for the next 12 months while we review our forward plan in depth and estimate we will spend about $1,000,000 over the next 12 months.  Further, we expect to spend approximately $300,000 in the next 12 months in office and general expenses and professional, consulting and management fees.

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1.3 million to pursue our plan of operations over the next twelve months.  As at May 31, 2011, we had cash of $3,109 and a working capital deficit of $(2,051,174).  We will require additional financing to pursue our plan of operations over the next twelve months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

We are an exploration stage company and have not generated any revenue to date.  The following table sets forth selected financial information relating to our Company for the periods indicated:

For the period from the date of inception (October 11, 2004) to

For the three months ended

For the three months ended

May 31,

May 31,

May 31,

2011

2011

2010

(unaudited)

(unaudited)

(unaudited)

GENERAL & ADMINISTRATIVE EXPENSES

    Write down of mineral property
acquisition costs

$ 14,625,000

$ -

$ 100,000

Amortization

1,635

768

-

Bank charges

26,975

4,044

596

Consulting fees

340,737

13,000

63,512

Interest expense

557,354

23,322

9,607

Legal and accounting

875,090

31,050

55,098

Management fees (recovery)

466,689

19,182

(86,843)

Marketing and promotion

241,715

32,776

78

    Mineral property development
expenditures

2,061,307

683,709

74,460

Office and miscellaneous (recovery)

375,336

77,613

31,747

Rent

150,329

44,176

14,399

Stock-based compensation

11,935,260

123,995

2,009,075

Transfer agent fees

52,376

3,058

2,728

TOTAL GENERAL & ADMINISTRATIVE EXPENSES

31,709,803

1,056,693

2,274,457

NET LOSS FOR THE PERIOD

$ (31,709,803)

$ (1,056,693)

$ (2,274,457)

OTHER COMPREHENSIVE LOSS

Foreign currency translation

(88)

(88)

-

COMPREHENSIVE LOSS

$ (31,709,891)

$ (1,056,781)

$ (2,274,457)

Three Months Ended May 31, 2011 Compared to Three Months Ended May 31, 2010

During the three months ended May 31, 2011 and May 31, 2010 we did not generate any revenue.

During the three months ended May 31, 2011 we incurred general and administrative expenses of $1,056,693 compared to $2,274,457 incurred during the three months ended May 31, 2010.  The major components of our general and administrative expenses for the three months ended May 31, 2011 and 2010 consisted of the following:

  write down of mineral property acquisition costs of $Nil in 2011 (2010 - $100,000);

  consulting fees of $13,000 in 2011 (2010 - $63,512), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

  interest expense of $23,322 in 2011 (2010 - $9,607), decreased between 2010 and 2011 due to increase in debt;

  legal and accounting fees of $31,050 in 2011 (2010 - $55,098), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

  management fees of $19,182 in 2011 (2010 - $(86,843));

  marketing and promotion costs of $32,776 in 2011 (2010 - $78), which increased between 2010 and 2011 as we increased focus on these activities;

  mineral property development expenditures of $683,709 in 2011 (2010 - $74,460), which increased between 2010 and 2011 due to increased exploration activity;

  office and miscellaneous expenses of $77,613 (2010 - $31,747), which decreased between 2010 and 2011 due to foreign exchange gains on operations in Colombia;

  rent of $44,176 in 2011 (2010 - $14,399) which increased from 2010 to 2011 as we increased our activity on the Guayabales property; and

  stock-based compensation of $123,995 in 2011 (2010 - $2,009,075), which decreased between 2010 and 2011 due to reduced issuance of stock options.

Our net loss during the three months ended May 31, 2011 was $(1,056,693) compared to a net loss of $(2,274,457) during the three months ended May 31, 2010.

Liquidity and Capital Resources

As at the three months ended May 31, 2011, our current assets were $40,186 (February 28, 2011 - $181,944) and our current liabilities were $2,091,360 (February 28, 2011 - $1,493,600), which resulted in a working capital deficit of $(2,051,174) compared to a working capital deficit of $(1,311,656) at February 28, 2011.

Total Stockholders' equity decreased from $4,058,055 at February 28, 2011 to $3,445,269 at May 31, 2011.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities.  For the three months ended May 31, 2011, net cash flows used in operating  activities was ($350,137) consisting primarily of a net loss of ($1,056,693).  Net cash flows used in operating activities was adjusted by $23,322 in accrued interest on a related party promissory note, $768 in depreciation of property and equipment, ($27,885) in write-down of accrued management fees and $123,995 in stock based compensation.  Net cash flows used in operating activities was further changed by ($9,626) in increase in amounts receivable, $28,359 in decrease of prepaid expenses, $533,116 in increase of accounts payable and accrued liabilities, and $34,507 in increase due to related parties.

For the three months ended May 31, 2010, net cash flows used in operating activities was ($568,594) consisting primarily of a net loss of ($2,274,457).  Net cash flows used in operating activities was adjusted by ($118,126) in settlement of accrued interest on related party promissory note, $100,000 in write down of mineral property acquisition costs, $2,009,075 in stock based compensation and ($120,843) non-cash gain on settlement of debt.  Net cash flows used in operating activities was further changed by ($108,111) in decrease of accounts payable and accrued liabilities, ($54,110) in decrease due to related parties and ($2,022) in increase of prepaid expenses.

Cash Flows Used in Investing Activities

For the three months ended May 31, 2011, net cash flows used in investing activities was ($75,000) compared to net cash flows used in investing activities during the three months ended May 31, 2010 of ($200,000).  This change was primarily as a result of option payments to Mercer Canada for the Guayabales Property.

Cash Flows Provided by Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.  For the three months ended May 31, 2011, net cash flows provided from financing activities was $302,200 compared to $1,873,660 for the three months ended May 31, 2010.  Cash flows from financing activities for the three months ended May 31, 2011 consisted primarily of $42,200 of advances from related parties, and $260,000 for common shares issued for cash.  Cash flows from financing activities for the three months ended May 31, 2010 consisted of ($340) in bank overdraft, ($176,000) in repayment of advances from related parties and $2,050,000 for common shares issued for cash.

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

Asset Retirement Obligations

The Company has adopted ASC 410, "Asset Retirement and Environmental Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at May 31, 2011.

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

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash and cash equivalents as of May 31, 2011 and February 28, 2011 that exceeded federally insured limits.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at May 31, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Other Updates

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-28, "Intangibles, Goodwill and Other". The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 during the period did not have a material impact on the Company's financial position, cash flows or results of operations.

In December 2010, the FASB issued ASU 2010-29, "Business Combinations". The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-29 during the period did not have a material impact on the Company's financial position, cash flows or results of operations.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income".  This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  As ASU 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive and principal financial officer, William Thomas, to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for our Company.

William Thomas, our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of May 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of May 31, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On June 11, 2011, a former officer and director of the Company filed an action against the Company in the Supreme Court of British Columbia.  The plaintiff alleges that the Company owes him certain monies for payment under an alleged promissory note as well as pursuant to certain alleged management fees, expenses and disbursements which is asserted were incurred by the plaintiff in the plaintiff's prior role as an officer and director of the Company.  The Company is of the view that such allegations are without merit and has and intends to vigorously contest the action.  On July 13, 2011, the Company filed a defence to this action and a counterclaim against the plaintiff denying that any monies are owing and seeking damages against the plaintiff for breach of contract, breach of fiduciary duty and misrepresentation

Item 1A.     Risk Factors

As a "smaller reporting company" (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading "Risk Factors" in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended February 28, 2011, which could materially affect our business, financial condition or operating results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently consider to be immaterial, may also prove to be material and adversely affect our business, financial condition and/or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved)

Not applicable.

Item 5.     Other Information

None

Item 6.     Exhibits

Exhibit Number

Description of Exhibit

3.1

Articles of Incorporation, as amended (1)

3.2

Certificate of Change filed with the Nevada Secretary of State on April 15, 2011 (14)

3.3

Certificate of Correction filed with the Nevada Secretary of State on April 28, 2011 (14)

3.4

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

Certifications

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

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

(14)      Incorporated by reference from our Form 8-K, filed with the SEC on May 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER GOLD CORPORATION

By:        /s/ William D. Thomas

              William D. Thomas

              President, Chief Executive Officer, Secretary,

              Treasurer and Chief Financial Officer

              Date: July 15, 2011