Form 10-Q
period 2011-08-31
MERCER GOLD CORP.
filed 2011-10-24
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,459,375 shares of common stock as of October 21, 2011.

MERCER GOLD CORPORATION

Quarterly Report on Form 10-Q

For The Quarterly Period Ended

August 31, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements

The following unaudited interim consolidated financial statements of Mercer Gold Corporation (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Page

Consolidated Balance Sheets as of August 31, 2011 (unaudited) and February 28, 2011

4

Unaudited Consolidated Statements of Operations for the three months ended August 31, 2011 and 2010, the six months ended August 31, 2011 and 2010, and for the period from inception (October 11, 2004) to August 31, 2011

5

Unaudited Consolidated Statements of Stockholders' Equity (Deficiency) for the period from inception (October 11, 2004) to August 31, 2011

6

Unaudited Consolidated Statements of Cash Flows for the six months ended August 31, 2011 and 2010 and for the period from inception (October 11, 2004) to August 31, 2011

9

Unaudited Notes to Consolidated Financial Statements

10

It is the opinion of management the unaudited condensed interim consolidated financial statements for the six months ended August 31, 2011 and 2010 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading. These unaudited condensed interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company's audited annual consolidated financial statements for the year ended February 28, 2011. All adjustments are of a normal recurring nature. These unaudited condensed interim consolidated financial statements should be read in conjunction with our Company's audited annual consolidated financial statements as of and for the year ended February 28, 2011.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

 August 31,
2011

 February 28,
2011

(unaudited)

(audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$ 21,985

$ 126,134

Amounts receivable

29,199

15,690

Prepaid expense

28,455

40,120

TOTAL CURRENT ASSETS

79,639

181,944

PROPERTY AND EQUIPMENT (Note 4)

6,064

7,211

MINERAL PROPERTY COSTS (Note 5)

5,565,000

5,415,000

TOTAL ASSETS

$ 5,650,703

$ 5,604,155

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities (Note 6)

$ 1,033,803

$ 421,486

Due to related parties (Note 7)

70,001

55,877

Promissory notes payable (Note 8)

1,181,720

1,016,237

TOTAL CURRENT LIABILITIES

2,285,524

1,493,600

PROMISSORY NOTE PAYABLE (Note 8)

-

52,500

TOTAL LIABILITIES

2,285,524

1,546,100

 NATURE OF OPERATIONS AND BASIS OF PRESENTATION,
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 1, 11 and 13)

STOCKHOLDERS' EQUITY

      Capital stock (Note 9)
     Authorized
140,625,000 shares of common stock, $0.001 par value

Issued and outstanding

17,459,375 common shares (February 28, 2011 - 17,159,375)

17,459

17,159

Additional paid-in-capital

34,877,701

33,684,688

Warrants

-

1,009,318

Shares to be issued

400,000

-

Accumulated other comprehensive income

1,728

-

Deficit accumulated during exploration stage

(31,931,709)

(30,653,110)

TOTAL STOCKHOLDERS' EQUITY

3,365,179

4,058,055

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$ 5,650,703

$ 5,604,155

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(unaudited)

For the period from October 11, 2004 (inception) to

Three months ended

Six months ended

August 31,

August 31,

August 31,

2011

2011

2010

2011

2010

GENERAL AND ADMINISTRATIVE EXPENSES

Write down of mineral property

$ 14,625,000

$ -

$ -

$ -

$ 100,000

Amortization (recovery)

1,422

(213)

555

-

Bank charges and interest (recovery)

25,737

(1,238)

1,452

2,806

2,048

Consulting fees

347,737

7,000

29,535

20,000

93,047

Interest expense (Note 8)

582,315

24,961

-

48,283

9,607

Legal and accounting

946,508

71,417

157,046

102,468

212,144

Management fees (recovery) (Note 7)

480,082

13,393

51,000

32,575

(35,843)

Marketing and promotion

244,529

2,814

38,845

35,590

38,923

Mineral property exploration

2,132,018

70,711

163,772

754,420

238,232

Office and miscellaneous

388,514

13,178

78,099

90,791

109,846

Rent

162,372

12,043

19,609

56,219

34,008

Stock-based compensation (Note 9)

11,935,260

-

550,237

123,995

2,559,312

Transfer agent fees

60,109

7,734

5,252

10,791

7,980

Loss on sales of equipment

106

106

-

106

-

 TOTAL GENERAL AND
ADMINISTRATIVE EXPENSES

31,931,709

221,906

1,094,847

1,278,599

3,369,304

NET LOSS

$ (31,931,709)

$ (221,906)

$ (1,094,847)

$ (1,278,599)

$ (3,369,304)

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustment

1,728

1,816

-

1,728

-

COMPREHENSIVE LOSS

$ (31,929,981)

$ (220,090)

$ (1,094,847)

$ (1,276,871)

$ (3,369,304)

BASIC AND DILUTED LOSS AND COMPREHENSIVE LOSS PER COMMON SHARE

$ (0.01)

$ (0.06)

$ (0.08)

$ (0.29)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED

17,159,375

17,319,158

16,598,233

11,634,375

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO AUGUST 31, 2011

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

FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO AUGUST 31, 2011

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

FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO AUGUST 31, 2011

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

-

-

-

Beneficial conversion feature (Notes 6 and 8)

-

-

400,000

-

-

-

-

400,000

Stock-based compensation (Note 9)

-

-

2,762,720

-

-

-

-

2,762,720

Net loss for the year

-

-

-

-

-

-

(5,547,005)

(5,547,005)

Balance, February 28, 2011

17,159,375

17,159

33,684,688

1,009,318

-

-

(30,653,110)

4,058,055

 Commons shares issued for debt - April 12, 2011
at $0.05 per share (Notes 8 and 9)

300,000

300

59,700

-

-

-

-

60,000

Shares to be issued (Note 9)

-

-

-

-

400,000

-

-

400,000

Expiry of warrants (Note 9)

-

-

1,009,318

(1,009,318)

-

-

-

-

Stock-based compensation (Note 9)

-

-

123,995

-

-

-

-

123,995

Foreign currency translation adjustment

-

-

-

-

-

1,728

-

1,728

Net loss for the period

-

-

-

-

-

-

(1,278,599)

(1,278,599)

Balance, August 31, 2011

17,459,375

$ 17,459

$34,877,701

$ -

$ 400,000

$ 1,728

$(31,931,709)

$ 3,365,179

                                                                    The accompanying notes are an integral part of these consolidated financial statements

MERCER GOLD CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

For the period from October 11, 2004 (inception) to

Six months ended
August 31,

August 31, 2011

2011

2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period

$ (31,931,709)

$ (1,278,599)

$ (3,369,304)

Adjustments to reconcile net loss to net cash used in operating activities:

Interest on related party promissory note

572,646

48,283

(118,126)

Depreciation

1,422

555

-

Contributions to capital by related parties

24,000

-

-

Write down of mineral property acquisition costs

14,625,000

-

100,000

Loss on sale of equipment

106

106

-

Write down of management fee

(88,170)

-

-

Stock-based compensation

11,935,260

123,995

2,559,312

Non-cash gain on settlement of debt

(120,843)

-

(120,843)

Changes in operating assets and liabilities

Increase in amounts receivable

(29,199)

(13,509)

-

Decrease (increase) in prepaid expenses

(28,255)

11,665

(66,327)

Increase (decrease) in accounts payable and accrued liabilities

1,058,803

612,317

28,819

Increase (decrease) in due to related parties

267,514

14,124

(62,545)

NET CASH USED IN OPERATING ACTIVITIES

(3,713,625)

(481,063)

(1,049,014)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral property interests

(1,190,000)

(150,000)

(295,000)

Sale (purchase) of property and equipment

(7,592)

486

-

NET CASH FLOWS USED IN INVESTING ACTIVITIES

(1,197,592)

(149,514)

(295,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft

-

-

(340)

Promissory note / related party advances (repayments)

1,455,574

124,700

(176,000)

Common shares issued for cash / subscribed for cash

3,475,900

400,000

2,050,000

NET CASH PROVIDED BY FINANCING ACTIVITIES

4,931,474

524,700

1,873,660

INCREASE (DECREASE) IN CASH

20,257

(105,877)

529,646

EFFECT OF FOREIGN EXCHANGE ON CASH

1,728

1,728

-

CASH, BEGINNING OF PERIOD

-

126,134

-

CASH, END OF PERIOD

$ 21,985

$ 21,985

$ 529,646

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

Cash paid for interest

$

9,607

$

-

$

9,607

Cash paid for income taxes

$

-

$

-

$

-

Non-cash transactions:

Donated rent and services

$

24,000

$

-

$

-

Shares issued for exploration expenses

$

14,000,000

$

-

$

-

Shares issued for mineral properties

$

5,000,000

$

-

$

5,000,000

Shares issued on settlement of debts

$

460,000

$

60,000

$

400,000

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

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

Effective June 6, 2007 the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company's common stock. Effective March 11, 2008 the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company's common stock.  Effective May 12, 2011, the Company completed a reverse stock split by the issuance of 1 new share for 4 outstanding shares of the Company's common stock (Note 9).  Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the "Codification" or "ASC") 915-10, "Development Stage Entities."  The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period.

Going Concern

The Company's interim consolidated financial statements as at August 31, 2011, and for the period then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred operating losses since inception of $31,931,709. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.  The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete consolidated financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended February 28, 2011 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending February 28, 2012.

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

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidate financial statements.

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. GAAP applicable to exploration stage enterprises.  The functional currency is the U.S. dollar, and the interim consolidated financial statements are presented in U. S. dollars.

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

As of the date of these interim consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Asset Retirement Obligations

The Company has adopted ASC 410, "Asset Retirement and Environmental Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at August 31, 2011.

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

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash and cash equivalents as of August 31, 2011 that exceeded federally insured limits.

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

As at August 31, 2011, the fair value of cash and cash equivalents, amounts receivables, accounts payable, amounts due to related parties and promissory notes payable approximate carrying value due to their short maturities.

Credit Risk

Credit risk arises primarily from the Company's cash and cash equivalents and amounts receivable. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated financial institutions.  As at August 31, 2011, amounts receivable was comprised of Harmonized Sales Tax receivable of $29,199 (February 28, 2011 - $15,690).  As a result, credit risk is considered insignificant.

Liquidity Risk

The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities.  The Company currently has a working capital deficit of $2,205,885 (February 28, 2011 - $1,311,656).

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Current Risk

The Company is exposed to currency risk on its acquisition and exploration expenditures on its Colombian properties since it has to convert U.S. dollars raised through equity financing in U.S. dollars to Colombian Pesos.  The Company's expenditures will be negatively impacted if the Colombian Pesos increases versus the U.S. dollar.

The majority of the Company's cash flows and financial assets and liabilities are denominated in U.S. dollar, which is the Company's functional and reporting currency.  Foreign currency risk is limited to the portion of the Company's business transactions denominated in currencies other than the U.S. dollar.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at August 31, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

AUGUST 31, 2011

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

NOTE 4 - PROPERTY AND EQUIPMENT

Net Book Value

Cost

 Accumulated
amortization

 August 31,
2011

February 28, 2011

Furniture and fixtures

$

649

$

123

$

526

$

 584

Machinery and equipment

6,837

1,299

5,538

6,153

Computer equipment

-

-

-

-

$

7,486

$

1,422

$

6,064

$

 7,211

During the six months ended August 31, 2011, total additions to property and equipment were $Nil (February 28, 2011 - $8,078).  During the six months ended August 31, 2011, total disposition of property and equipments were $592 (February 28, 2011 - $Nil).

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

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

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

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

      Pay additional $55,000 on or by July 14, 2010 (paid);

      Pay additional $55,000 on or by October 14, 2010 (paid);

      Pay additional $65,000 on or by January 14, 2011 (paid);

      Pay additional $75,000 on or by April 14, 201l (paid);

      Pay additional $75,000 on or by July 14, 201l (paid);

      Pay additional $85,000 on or by October 14, 201l (Note 13);

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

AUGUST 31, 2011

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

AUGUST 31, 2011

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

AUGUST 31, 2011

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

AUGUST 31, 2011

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

On March 29, 2010, the convertible promissory note in the amount of $25,000 was converted into 125,000 restricted common shares at $0.20 per share (issued on April 5, 2010) (Note 9). Interest expense of $25,000 (2010 - $Nil) related to the unamortized discount was recognized at the date of conversion.

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 7 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The balance due to related parties of $70,001 at August 31, 2011 (February 28, 2011 - $55,877) is due to directors, and a company controlled by a director and/or shareholder of the Company and is unsecured, non-interest bearing and payable on demand.

During the six months ended August 31, 2011, the Company paid or accrued management fees of $32,575 to directors of the Company (August 31, 2010 - $85,000).

During the year ended February 28, 2011, the Company wrote down amounts due to related parties of $88,170 related to the Company's former CEO and director. This write down has been recorded as a recovery of expenses and a decrease in due to related parties (Note 11).

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

NOTE 8 - PROMISSORY NOTES PAYABLE

(a) Current

The promissory notes payable of $1,181,720 at August 31, 2011 (February 28, 2011 - $1,016,237) consists of principal and accrued interest of $1,127,200 (February 28, 2011 - $1,010,000) and $54,520 (February 28, 2011 - $6,237), respectively. This total amount is secured by a general security agreement charging all of the Company's present and after acquired personal property, bears interest at 10% per annum and is due on demand.

During the year ended February 28, 2011, the Company issued a convertible promissory note in the amount of $375,000 and paid cash in the amount of $303,733 to settle the promissory note payable of $551,000 and accrued interest of $127,733.  The terms of the convertible promissory note provided that in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at the rate of $0.20 per share.

On March 29, 2010, the convertible promissory note in the amount of $375,000 was converted into 1,875,000 restricted common shares at $0.20 per share (issued on April 5, 2010) (Note 9). Interest expense of $375,000 (2010 - $Nil) related to the unamortized discount was recognized at the date of conversion.

(b) Non-current

On November 19, 2010, the Company issued a promissory note with a principal value of $52,500 to a former CEO and director of the Company.  The amount is unsecured, bears no interest and is due and payable on or before November 26, 2012.  During the six months ended August 31, 2011, a further $7,500 was advanced by the former CEO and director bringing the note payable to $60,000.   The promissory note was converted for 300,000 common shares at $0.20 per share on April 4, 2011 (Notes 9 and 11).

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 9 - CAPITAL STOCK

Authorized

The total authorized capital is 140,625,000 common shares with par value of $0.001 per share.  On June 4, 2007, the Company increased the authorized share capital from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share. On June 8, 2010, the Company filed a Certificate of Change with the Nevada Secretary of State in relation to the 1.5 for one forward split of the Company's common shares on March 11, 2008 to effect the 1.5 for one forward split of the Company's authorized common shares.  As a result, the Company's authorized capital was increased from 375,000,000 shares, par value of $0.001 per share, to 562,500,000 shares, par value of $0.001 per share. Effective May 12, 2011, the Company filed a Certificate of Change and Certificate of Correction with the Nevada Secretary of State in relation to the 1 for 4 reverse stock split of the Company's common shares to effect the 1 for 4 reverse stock split of the Company's authorized common shares.  As a result, the Company's authorized capital was decreased from 562,500,000 shares, par value of $0.001 per share to 140,625,000 shares, par value of $0.001 per share (Note 1).

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

The total issued and outstanding capital stock is 17,459,375 commons shares with par value of $0.001 per share.  The Company's common stock issuances to date are as follows:

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

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 9 - CAPITAL STOCK (continued)

9.       On April 5, 2010, the Company issued 2,000,000 restricted common shares at $0.20 per share pursuant to the conversions of the convertible promissory notes in the amount of $400,000 (Notes 6 and 8).

10.     On April 14, 2010, the Company issued 1,025,000 units at a price of $2.00 per unit for proceeds of $2,050,000. Each unit consists of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $4.00 per share up to April 14, 2011. These warrants expired during the six months ended August 31, 2011.

11.     On April 15, 2010, 2,500,000 common shares of the Company, valued at $5,000,000, were issued to Mercer Canada in accordance with the terms of the Mercer Option Agreement (Note 5).

12.       On April 4, 2011, the Company issued 300,000 common shares at $0.20 per share to a former CEO and director of the Company for consulting services rendered during and subsequent to the year ended February 28, 2011 (Notes 8 and 11).

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

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

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

AUGUST 31, 2011

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

Effective November 30, 2010, concurrent with the cancellation of the 2008 Stock Option Plan, 1,125,000 outstanding options were cancelled and immediately replaced with 1,125,000 options in the newly adopted 2010 Stock Option Plan.  The replacement options have an exercise price of $2.00 per share for terms of four years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant.  The incremental fair value resulting from the modification / replacement of the original options was estimated to be $151,015 which will be recorded over the vesting period of the options.  A total of $37,754 relating to vested options has been recorded as stock-based compensation expense and was determined using the Black-Scholes Option Pricing Model with an expected life of 2 years, a average risk free interest rate of 0.45%, a average dividend yield of 0% and average expected volatility of 194% and was recorded as stock-based compensation expense during the year ended February 28, 2011. During the period ended August 31, 2011, a total of 512,500 of these options expired and were cancelled.  In connection with vesting of the remaining options, a further $20,555 was recorded as stock-based compensation during the period.

As approved by the Board of Directors, on November 30, 2010, the Company granted 337,500 stock options under the 2010 Stock Option Plan to certain directors of the Company at $2.00 per share for terms of four years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant.  The total fair value of these options was estimated to be $465,048 ($1.38 per stock option) was determined using the Black-Scholes Option Pricing Model with an expected life of 4 years, a risk free interest rate of 1.16%, a dividend yield of 0% and expected volatility of 187%.  A total of $116,262 relating to vested options was recorded as stock-based compensation expense during the year ended February 28, 2011. During the period ended August 31, 2011, a total of 131,250 of these options expired and were cancelled.  In connection with vesting of the remaining options, a further $71,049 was recorded as stock-based compensation during the period.

As approved by the Board of Directors, on November 30, 2010, the Company granted 50,000 stock options under the 2010 Stock Option Plan to certain consultants of the Company at $2.00 per share for terms of four years. A total of 12,500 of these stock options vested on the grant date of December 1, 2010. A total of 37,500 of these stock options vest 25% at the end of each of six, twelve and eighteen months from the date of grant.  The total fair value of these options which vested during the year ended February 28, 2011 was estimated to be $17,224 ($1.38 per stock option), and was determined using the Black-Scholes Option Pricing Model with an expected life of 4 years, a risk free interest rate of 1.16%, a dividend yield of 0% and expected volatility of 187% and was recorded as stock-based compensation expense during the year ended February 28, 2011. During the period ended August 31, 2011, a total of 25,000 of these options expired and were cancelled.  In connection with vesting of the remaining options, a further $750 was recorded as stock-based compensation during the period and was determined using the Black-Scholes Option Pricing Model with an expected life of 3.5 years, a risk free interest rate of 1.02, a dividend yield of 0% and expected volatility of 157%.

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 9 - CAPITAL STOCK (continued)

As approved by the Board of Directors, on March 14, 2011, the Company granted 93,750 stock options under the 2010 Stock Option Plan to a director of the Company at $2.00 per share for terms of five years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant.  The total fair value of these options was estimated to be $126,563 ($1.35 per stock option) was determined using the Black-Scholes Option Pricing Model with an expected life of 5 years, a risk free interest rate of 2.00%, a dividend yield of 0% and expected volatility of 145%.  A total of $31,641 relating to vested options was recorded as stock-based compensation expense during the period ended August 31, 2011.

During the six months ended August 31, 2011, 668,750 stock options with an exercise price of $2.00, previously granted to certain officers, directors and management of the Company, expired and were cancelled.

The Company's stock option activity for the year ended February 28, 2011 and for the six months ended August 31, 2011 is summarized as follows:

Number of options

 Weighted average exercise
price per share

 Weighted average remaining
in contractual life (in years)

Balance, February 28, 2010

687,500

$ 8.96

9.13 years

Granted

2,825,000

2.00

Expired - cancelled

(2,000,000)

8.96

Exercised

-

-

-

Balance, February 28, 2011

1,512,500

2.00

3.75 years

Granted

93,750

2.00

Expired - cancelled

(668,750)

2.00

Exercised

-

-

-

Balance, August 31, 2011

937,500

$ 2.00

3.37 years

A total of 445,313 stock options are exercisable as at August 31, 2011.

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

Shares to be issued

During the six months ended August 31, 2011, the Company received $400,000 related to common shares that were not yet issued at August 31, 2011.

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 10 - INCOME TAXES

The Company has losses carry forward for income tax purposes to August 31, 2011. There are no current or deferred tax expenses for the six months ended August 31, 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

Six month period ended

August 31, 2011

August 31, 2010

(unaudited)

(unaudited)

Deferred tax asset attributable to

Current operations

$ 428,661

$ 1,145,564

Non-deductible items

(42,341)

(870,166)

Less: Change in valuation allowance

(386,320)

(275,398)

Net refundable amount

$ -

$ -

The composition of the Company's deferred tax asset as at August 31, 2011 and February 28, 2011 are as follows:

As at

 August 31,
2011

 February 28,
2011

(unaudited)

(unaudited)

Net operation loss carry-forward

$ 19,571,027

$ 18,416,978

Statutory federal income tax rate

33.93%

33.96%

Deferred tax assets

6,640,295

6,253,975

Less: Valuation allowance

(6,640,295)

(6,253,975)

Net deferred tax assets

$ -

$ -

The potential income tax benefit of these losses has been offset by a full valuation allowance.

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 10 - INCOME TAXES (continued)

As at August 31, 2011, the Company has an unused net operating loss carry forward balance of approximately $19,571,027 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires as follows:

United States

Colombia

2025

$

3,051

$

-

2026

12,401

-

2027

40,770

-

2028

15,075,151

-

2029

728,899

-

2030

173,289

-

2031

1,603,662

-

2032

548,367

-

No expiry

-

1,385,437

$

18,185,590

$

1,385,437

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is subject to certain outstanding and future commitments related to its mineral property interests (Note 5).

On June 9, 2011, a former officer and director of the Company and Mercer Canada, a company controlled by the former officer and director of the Company (the "Plaintiff"), filed an action against the Company in the Supreme Court of British Columbia.  The Plaintiff alleges that the Company owes him certain monies for payment under an alleged promissory note as well as pursuant to certain alleged management fees, expenses and disbursements which is asserted were incurred by the plaintiff in the plaintiff's prior role as an officer and director of the Company.  The Company is of the view that such allegations are without merit and has and intends to vigorously contest the action.  On July 13, 2011, the Company filed a defence to this action and a counterclaim against the plaintiff denying that any monies are owing and seeking damages against the plaintiff for breach of contract, breach of fiduciary duty and misrepresentation (Notes 8 and 9).

On July 11, 2011, the Plaintiff delivered a letter to the Company which purported to allege defaults under the Company's existing Mercer Option Agreement, dated for reference effective as at April 13, 2010, with respect to the Guayabales Property in Columbia (Note 5). It is the Company's position that the allegations of default are without merit and the letter was not valid notice of default under the Mercer Option Agreement.

On July 19, 2011, the Company responded and advised the Plaintiff as to its position with respect to each allegation of default.

On August 25, 2011, the Plaintiff delivered a letter to the Company, which purported to terminate the Mercer Option Agreement on the basis that the alleged defaults had not been cured. The Company regards the plaintiff's position as without merit and considers the purported termination to be invalid. The Company intends to continue as operator of the mineral property interests underlying the project as set forth in the Mercer Option Agreement (Note 13).

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

The Company continues to take the position that the actions of the Plaintiff are both spurious and without merit.  As a loss is not deemed to be likely, no accruals have been made as of August 31, 2011.

During the year ended February 28, 2011, the Company wrote down amounts due to the Plaintiff of $88,170 related to the Company's former CEO and director. This write down has been recorded as a recovery of expenses and a decrease in due to related parties (Note 7).

NOTE 12 - SEGMENTED INFORMATION

The Company's only business activity is exploration and development of mineral properties.  This activity is carried out in Colombia.

The breakdown by geographic area for the period ended August 31, 2011 is as follows:

United States

Colombia

Total

Total expenses

$ 668,375

$ 610,224

$ 1,278,599

Current assets

$ 79,639

$ -

$ 79,639

Property and equipment

-

6,064

6,064

Other assets

-

5,565,000

5,565,000

Total assets

$ 79,639

$ 5,571,064

$ 5,650,703

The breakdown by geographic area for the period ended August 31, 2010 is as follows:

United States

Colombia

Total

Total expenses

$ 3,369,304

$ -

$ 3,369,304

Current assets

$ 596,358

$ -

$ 596,358

Other assets

-

5,295,000

5,295,000

Total assets

$ 596,358

$ 5,295,000

$ 5,891,358

MERCER GOLD CORPORATION

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 13 - SUBSEQUENT EVENTS

The following events occurred during the period from the date of the six month period ended on August 31, 2011 to the date the financial statements were available to be issued on October 20, 2011:

On October 14, 2011, the Company paid $85,000 to the Underlying Property owner related to the Guayabales Property (Note 5).

On September 9, 2011, the Company gave notice to the Plaintiff that it intends to commence arbitration proceedings to address the validity of the termination of the Mercer Option Agreement (Note 11).

On September 13, 2011, the Company filed an amended counterclaim as against the Plaintiff.

On September 20, 2011 the Company filed a notice of application against the Plaintiff, seeking an injunction against the Plaintiff to restrain them from interfering with the Company's activities as operator of the Guayabales Property in Columbia and from interfering with the Company's rights as optionee under the Mercer Option Agreement, pending conclusion of arbitration.

On October 3, 2011, the Plaintiff filed a response to civil claim, and on October 11, 2011, the Plaintiff filed a counterclaim, joining the members of the Company's Board of Directors as defendants. These pleadings have been filed in opposition to the Company's claim seeking an interlocutory injunction pending arbitration of the parties' dispute concerning the Plaintiff's purported termination of the Mercer Option Agreement. The counterclaim seeks, among other things, a declaration that the Mercer Option Agreement is void and/or rescission of the Mercer Option Agreement. The counterclaim also seeks damages. The Company denies all of the claims made in the counterclaim as malicious, spurious and without factual basis.

The Company will be applying to stay the claims advanced against it in the counterclaim pending the outcome of the arbitration. The Plaintiff has applied for a stay of the arbitration proceedings commenced by the Company on September 21, 2011. The hearing of both applications is set to be heard by the Supreme Court of British Columbia on October 26 and 27, 2011.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended August 31, 2011 and 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the six months ended August 31, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referred to under the heading "Risk Factors" below.

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

  Pay additional $55,000 on or by July 14, 2010 (paid);

  Pay additional $55,000 on or by October 14, 2010 (paid);

  Pay additional $65,000 on or by January 14, 2011 (paid);

  Pay additional $75,000 on or by April 14, 201l (paid);

  Pay additional $75,000 on or by July 14, 201l (paid);

  Pay additional $85,000 on or by October 14, 2011 (paid);

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

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1.3 million to pursue our plan of operations over the next twelve months.  As at August 31, 2011, we had cash of $21,985 and a working capital deficit of $2,205,885.  We will require additional financing to pursue our plan of operations over the next twelve months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

We are an exploration stage company and have not generated any revenue to date.  The following table sets forth selected financial information relating to our Company for the periods indicated:

For the period from the date of inception (October 11, 2004) to

For the three months ended

For the three months ended

For the six months ended

For the six months ended

August 31,

August 31,

August 31,

August 31,

August 31,

2011

2011

2010

2011

2010

(unaudited)

(unaudited)

(unaudited)

(unaudited)

(unaudited)

GENERAL & ADMINISTRATIVE EXPENSES

    Write down of mineral property
acquisition costs

$ 14,625,000

$ -

$ -

$ -

$ 100,000

Amortization (recovery)

1,422

(213)

555

-

Bank charges (recovery)

25,737

(1,238)

1,452

2,806

2,048

Consulting fees

347,737

7,000

29,535

20,000

93,047

Interest expense

582,315

24,961

-

48,283

9,607

Legal and accounting

946,508

71,417

157,046

102,468

212,144

Management fees (recovery)

480,082

13,393

51,000

32,575

(35,843)

Marketing and promotion

244,529

2,814

38,845

35,590

38,923

    Mineral property development
expenditures

2,132,018

70,711

163,772

754,420

238,232

Office and miscellaneous (recovery)

388,514

13,178

78,099

90,791

109,846

Rent

162,372

12,043

19,609

56,219

34,008

Stock-based compensation

11,935,260

-

550,237

123,995

2,559,312

Transfer agent fees

60,109

7,734

5,252

10,791

7,980

Loss on sales of equipment

106

106

-

106

-

TOTAL GENERAL & ADMINISTRATIVE EXPENSES

31,931,709

221,906

1,094,847

1,278,599

3,369,304

NET LOSS FOR THE PERIOD

$ (31,931,709)

$ (221,906)

$ (1,094,847)

$ (1,278,599)

$ (3,369,304)

OTHER COMPREHENSIVE LOSS

Foreign currency translation

1,728

1,816

-

1,728

-

COMPREHENSIVE LOSS

$(31,929,981)

$ (220,090)

$ (1,094,847)

$ (1,276,871)

$ (3,369,304)

Six Months Ended August 31, 2011 Compared to Six Months Ended August 31, 2010

During the six months ended August 31, 2011 and August 31, 2010 we did not generate any revenue.

During the six months ended August 31, 2011 we incurred general and administrative expenses of $1,278,599 compared to $3,369,304 incurred during the six months ended August 31, 2010.  The major components of our general and administrative expenses for the six months ended August 31, 2011 and 2010 consisted of the following:

  write down of mineral property acquisition costs of $Nil in 2011 (2010 - $100,000);

  consulting fees of $20,000 in 2011 (2010 - $93,047), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

  interest expense of $48,283 in 2011 (2010 - $9,607), increased between 2010 and 2011 due to increase in debt;

  legal and accounting fees of $102,468 in 2011 (2010 - $212,144), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

  management fees of $32,575 in 2011 (2010 - $(35,843));

  marketing and promotion costs of $35,590 in 2011 (2010 - $38,923), which decreased between 2010 and 2011 as we decreased focus on these activities;

  mineral property development expenditures of $754,420 in 2011 (2010 - $238,232), which increased between 2010 and 2011 due to increased exploration activity;

  office and miscellaneous expenses of $90,791 (2010 - $109,846), which decreased between 2010 and 2011 due to foreign exchange gains on operations in Colombia;

  rent of $56,219 in 2011 (2010 - $34,008) which increased from 2010 to 2011 as we increased our activity; and

  stock-based compensation of $123,995 in 2011 (2010 - $2,559,312), which decreased between 2010 and 2011 due to reduced issuance of stock options.

Our net loss during the six months ended August 31, 2011 was $1,278,599 compared to a net loss of $3,369,304 during the Six months ended August 31, 2010.

Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010

During the three months ended August 31, 2011 and August 31, 2010 we did not generate any revenue.

During the three months ended August 31, 2011 we incurred general and administrative expenses of $221,906 compared to $1,094,847 incurred during the three months ended August 31, 2010.  The major components of our general and administrative expenses for the three months ended August 31, 2011 and 2010 consisted of the following:

  write down of mineral property acquisition costs of $Nil in 2011 (2010 - $Nil);

  consulting fees of $7,000 in 2011 (2010 - $29,353), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

  interest expense of $24,961 in 2011 (2010 - $Nil), increased between 2010 and 2011 due to increase in debt;

  legal and accounting fees of $71,417 in 2011 (2010 - $157,046), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

  management fees of $13,393 in 2011 (2010 - $51,000);

  marketing and promotion costs of $2,814 in 2011 (2010 - $38,845), which decreased between 2010 and 2011 as we decreased focus on these activities;

  mineral property development expenditures of $70,711 in 2011 (2010 - $163,772), which decreased between 2010 and 2011 due to decreased exploration activity;

  office and miscellaneous expenses of $13,178 (2010 - $78,099), which decreased between 2010 and 2011 due to foreign exchange gains on operations in Colombia;

  rent of $12,043 in 2011 (2010 - $19,609) which decreased from 2010 to 2011 as we decreased our activity; and

  stock-based compensation of $Nil in 2011 (2010 - $550,237), which decreased between 2010 and 2011 due to reduced issuance of stock options.

Our net loss during the three months ended August 31, 2011 was $221,906 compared to a net loss of $1,278,599 during the three months ended August 31, 2010.

Liquidity and Capital Resources

As at the six months ended August 31, 2011, our current assets were $79,639 (February 28, 2011 - $181,944) and our current liabilities were $2,285,524 (February 28, 2011 - $1,493,600), which resulted in a working capital deficit of $2,205,885 compared to a working capital deficit of $1,311,656 at February 28, 2011.

Total Stockholders' equity decreased from $4,058,055 at February 28, 2011 to $3,365,179 at August 31, 2011.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities.  For the six months ended August 31, 2011, net cash flows used in operating  activities was $481,063 consisting primarily of a net loss of $1,278,599.  Net cash flows used in operating activities was adjusted by $48,283 in accrued interest on a related party promissory note, $555 in depreciation of property and equipment, $Nil in write-down of accrued management fees and $123,995 in stock based compensation.  Net cash flows used in operating activities was further changed by $13,509 in increase in amounts receivable, $11,665 in decrease of prepaid expenses, $612,317 in increase of accounts payable and accrued liabilities, and $14,124 in increase due to related parties.

For the six months ended August 31, 2010, net cash flows used in operating activities was $1,049,014 consisting primarily of a net loss of $3,369,304.  Net cash flows used in operating activities was adjusted by $118,126 in settlement of accrued interest on related party promissory note, $100,000 in write down of mineral property acquisition costs, $2,559,312 in stock based compensation and $120,843 non-cash gain on settlement of debt.  Net cash flows used in operating activities was further changed by $28,819 in decrease of accounts payable and accrued liabilities, $62,545 in decrease due to related parties and $66,327 in increase of prepaid expenses.

Cash Flows Used in Investing Activities

For the six months ended August 31, 2011, net cash flows used in investing activities was $149,514 compared to net cash flows used in investing activities during the six months ended August 31, 2010 of $295,000.  This change was primarily as a result of option payments to Mercer Canada for the Guayabales Property.

Cash Flows Provided by Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.  For the six months ended August 31, 2011, net cash flows provided from financing activities was $524,700 compared to $1,873,660 for the six months ended August 31, 2010.  Cash flows from financing activities for the six months ended August 31, 2011 consisted primarily of $124,700 of advances from related parties, and $400,000 for common shares issued for cash.  Cash flows from financing activities for the six months ended August 31, 2010 consisted of $340 in bank overdraft, $176,000 in repayment of advances from related parties and $2,050,000 for common shares issued for cash.

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

Asset Retirement Obligations

The Company has adopted ASC 410, "Asset Retirement and Environmental Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at August 31, 2011.

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

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash and cash equivalents as of August 31, 2011 and February 28, 2011 that exceeded federally insured limits.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at August 31, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer, Gary Powers, and our principal financial officer, William Thomas, to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Gary Powers, our principal executive officer, and William Thomas, our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of August 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On June 9, 2011, Rahim Jivraj, a former officer and director of the Company filed an action against the Company in the Supreme Court of British Columbia.  The plaintiff alleges that the Company owes him certain monies for payment under an alleged promissory note as well as pursuant to certain alleged management fees, expenses and disbursements which is asserted were incurred by the plaintiff in the plaintiff's prior role as an officer and director of the Company.  The Company is of the view that such allegations are without merit and intends to vigorously contest the action.  On July 13, 2011, the Company filed a defence to this action and a counterclaim against the plaintiff denying that any monies are owing and seeking damages against the plaintiff for breach of contract, breach of fiduciary duty and misrepresentation

On July 11, 2011, Mercer Gold Corp. ("Mercer BC"), a privately held British Columbia company which is owned and/or controlled by Mr. Jivraj, delivered a letter to the Company which purported to allege defaults under the Company's existing Mineral Assets Option Agreement, dated for reference effective as at April 13, 2010 (the "Option Agreement"), with Mercer BC, with respect to the Guayabales Gold Project in Columbia. It is the Company's position that the allegations of default are without merit and the letter was not valid notice of default under the Option Agreement.

On July 19, 2011, the Company responded and advised Mercer BC as to its position with respect to each allegation of default.

On August 25, 2011, Mercer BC delivered a letter to the Company, which purported to terminate the Option Agreement on the basis that the alleged defaults had not been cured. The Company regards Mercer BC's position as without merit and considers the purported termination to be invalid. The Company intends to continue as operator of the mineral property interests underlying the project as set forth in the Option Agreement.

On September 9, 2011, the Company gave notice to Mercer BC that it intends to commence arbitration proceedings to address the validity of the termination.

On September 13, 2011, the Company filed an amended counterclaim as against Mr. Jivraj. The counterclaim seeks an order requiring Mr. Jivraj to disgorge to the Company all of his shares in Mercer BC together with restitution of all benefits he received from the Company while serving as its President. The Company also seeks damages, including aggravated and punitive damages.  The counterclaim alleges that Mr. Jivraj acted in a conflict of interest, while President of the Company, by reason of his failure to divest himself of his interest in Mercer BC. It alleges that he formed a plan to use funds raised by the Company to develop the Option Agreement property interests, and then took active steps to put the Company in a position where it might default under the Option Agreement. It is alleged that he then resigned from the Company and resumed his position as President of Mercer BC in order to assist Mercer BC in reacquiring these property interests so that he could vend the property interests to another third party for new consideration.  The counterclaim alleges that Mr. Jivraj has attempted to usurp a mature business opportunity belonging to the Company by assisting Mercer BC in issuing the default notice and the termination notice, in breach of fiduciary duty. In addition, the counterclaim alleges that Mr. Jivraj has interfered with the Company's economic interests using unlawful means, including fraud, deceit, conversion, slander of title and defamation. The counterclaim includes particulars of unlawful conduct, including an attempt by Mr. Jivraj to convince a Company consultant to assist him in triggering a default under the Option Agreement by ensuring that a third party service supplier was not paid.

On September 20, 2011 the Company filed a notice of application against each of Mr. Jivraj and Mercer BC, seeking an injunction against Mr. Jivraj and Mercer BC to restrain them from interfering with the Company's activities as operator of the Guayabales Gold Project in Columbia and from interfering with the Company's rights as optionee under the Option Agreement, pending conclusion of arbitration.

On October 3, 2011, Mercer BC filed a Response to Civil Claim, and on October 11, 2011 Mercer BC filed a Counterclaim, joining the members of the Company's Board of Directors as defendants. These pleadings have been filed in opposition to the Company's claim seeking an interlocutory injunction pending arbitration of the parties' dispute concerning Mercer BC's purported termination of the Option Agreement. The Counterclaim seeks, among other things, a declaration that the Option Agreement is void and/or rescission of the Option Agreement. The Counterclaim also seeks damages. The Company denies all of the claims made in the Counterclaim as malicious, spurious and without factual basis.

The Company will be applying to stay the claims advanced against it in the Counterclaim pending the outcome of the arbitration. Mercer BC has applied for a stay of the arbitration proceedings commenced by the Company on September 21, 2011. The hearing of both applications is set to be heard by the British Columbia Supreme Court on October 26 and 27, 2011.

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

None.

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

MERCER GOLD CORPORATION

By:       "Gary Powers"

             Gary Powers

             President and Chief Executive Officer

             Date: October 21, 2011

By:       "William D. Thomas"

             William D. Thomas

             Secretary, Treasurer and Chief Financial Officer

             Date: October 21, 2011