Form 10-Q/A
period 2011-08-31
TRESORO MINING CORP.
filed 2011-11-14
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52660

TRESORO MINING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1769847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

880-666 Burrard Street, Vancouver, British Columbia	V6C 2G3
(Address of principal executive offices)	(Zip Code)

(604) 681-3130
Registrant’s telephone number, including area code

MERCER GOLD CORPORATION
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

EXPLANATORY NOTE

This Form 10-Q/A is being filed under our current name “Tresoro Mining Corp.” At the time that our original Form 10-Q for the period ended August 31, 2011 was filed, we were still named “Mercer Gold Corporation.”

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended August 31, 2011, filed with the Securities and Exchange Commission on October 24, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended (1)

3.2	Certificate of Change filed with the Nevada Secretary of State on April 15, 2011 (14)

3.3	Certificate of Correction filed with the Nevada Secretary of State on April 28, 2011 (14)

3.4	Bylaws (1)

10.1	Mineral Property Staking and Purchase Agreement dated January 28, 2005 between Ancor Resources Inc. and Laurence Stephenson (1)

10.2	Nose Rock Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated September 14, 2007 (2)

10.3	Dalton Pass Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated October 5, 2007 (3)

10.4	NWT Uranium Corp. and Nu-Mex Uranium Corp. Terminate Arrangement Agreement dated February 13, 2008 (4)

10.5	Executive Services Agreement dated April 1, 2008 among Uranium International Corp., Cleary Petroleum Corp. and Richard M. Cherry (5)

10.6	Letter Option Agreement dated December 9, 2008 between Uranium International Corp. and Geoforum Scandinavia AB (6)

10.7	Letter Option Agreement dated January 15, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (7)

10.8	Letter Agreement dated April 21, 2009, effective April 23, 2009, between Uranium International Corp. and Continental Precious Metals Inc. (8)

10.9	Option Agreement dated October 29, 2009 between Uranium International Corp. and Geoforum Scandinavia AB (9)

10.10	Option Agreement dated November 17, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (10)

10.11	Mineral Assets Option Agreement between Mercer Gold Corp. and Uranium International Corp., dated April 13, 2010 (11)

10.12	2010 Stock Incentive Plan (12)

10.13	Amendment to Mineral Assets Option Agreement dated December 30, 2010 (13)

Subsidiaries of the Issuer:
21.1	Subsidiaries of the Issuer:
Mercer One Panama Corp. (Incorporated under the laws of the Republic of Panama)
Mercer Two Panama Corp. (Incorporated under the laws of the Republic of Panama)

Certificatons
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
Interactive Data File
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
*	Previously filed
**	Filed herewith
(1)	Incorporated by reference from our Form SB-2, filed with the SEC on September 13, 2006.
(2)	Incorporated by reference from our Form 8-K, filed with the SEC on September 14, 2007.
(3)	Incorporated by reference from our Form 8-K, filed with the SEC on October 12, 2007.
(4)	Incorporated by reference from our Form 8-K, filed with the SEC on February 19, 2008.
(5)	Incorporated by reference from our Form 8-K, filed with the SEC on April 7, 2008.
(6)	Incorporated by reference from our Form 8-K, filed with the SEC on December 19, 2008.
(7)	Incorporated by reference from our Form 8-K, filed with the SEC on January 23, 2009.
(8)	Incorporated by reference from our Form 8-K, filed with the SEC on May 1, 2009.
(9)	Incorporated by reference from our Form 8-K, filed with the SEC on November 12, 2009.
(10)	Incorporated by reference from our Form 8-K, filed with the SEC on November 27, 2009.
(11)	Incorporated by reference from our Form 8-K, filed with the SEC on April 19, 2010.
(12)	Incorporated by reference from our Form 10-K, filed with the SEC on June 16, 2010.
(13)	Incorporated by reference from our Form 8-K, filed with the SEC on January 18, 2011.
(14)	Incorporated by reference from our Form 8-K, filed with the SEC on May 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESORO MINING CORP.

By:	/s/ Gary Powers
Gary Powers
President and Chief Executive Officer
Date: November 14, 2011

By:	/s/ William D. Thomas
William D. Thomas
Secretary, Treasurer and Chief Financial Officer
Date: November 14, 2011