Form 10-Q
period 2011-11-30
TRESORO MINING CORP.
filed 2012-01-23
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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
Yes[ x ] No[ ]

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
Yes[ ] No[ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 20,459,369 shares of common stock as of January 19, 2012.

TRESORO MINING CORP.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
November 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

The following unaudited interim consolidated financial statements of Tresoro Mining Corp. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Page

Consolidated Balance Sheets as of November 30, 2011 (unaudited) and February 28, 2011	5

Unaudited Consolidated Statements of Operations for the three months ended November 30, 2011 and 2010, the nine months ended November 30, 2011 and 2010, and for the period from inception (October 11, 2004) to November 30, 2011	6

Unaudited Consolidated Statements of Stockholders' Equity (Deficiency) for the period from inception (October 11, 2004) to November 30, 2011	7

Unaudited Consolidated Statements of Cash Flows for the nine months ended November 30, 2011 and 2010 and for the period from inception (October 11, 2004) to November 30, 2011	10

Unaudited Notes to Consolidated Financial Statements	11

It is the opinion of management the unaudited condensed interim consolidated financial statements for the nine months ended November 30, 2011 and 2010 include all adjustments necessary in order to ensure that the unaudited condensed interim consolidated financial statements are not misleading. These unaudited condensed interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim condensed consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended February 28, 2011. All adjustments are of a normal recurring nature. These unaudited condensed interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 28, 2011.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30,	February 28,
	2011	2011
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,806	$126,134
Amounts receivable	35,009	15,690
Prepaid expense	47,026	40,120

TOTAL CURRENT ASSETS	89,841	181,944

PROPERTY AND EQUIPMENT (Note 4)	6,064	7,211

MINERAL PROPERTY COSTS (Note 5)	5,650,000	5,415,000

TOTAL ASSETS	$5,745,905	$5,604,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	$1,107,795	$421,486
Due to related parties (Note 7)	85,001	55,877
Promissory notes payable (Note 8)	1,544,150	1,016,237

TOTAL CURRENT LIABILITIES	2,736,946	1,493,600

PROMISSORY NOTE PAYABLE (Note 8)	-	52,500

TOTAL LIABILITIES	2,736,946	1,546,100

NATURE OF OPERATIONS AND BASIS OF PRESENTATION, COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 1, 11 and 13)

STOCKHOLDERS’ EQUITY
Capital stock (Note 9) Authorized 140,625,000 shares of common stock, $0.001 par value Issued and outstanding 20,459,375 common shares (February 28, 2011 – 17,159,375)	20,459	17,159
Additional paid-in-capital	35,264,589	33,684,688
Warrants	-	1,009,318
Shares to be issued	100,000	-
Accumulated other comprehensive income	7,428	-
Deficit accumulated during exploration stage	(32,383,517)	(30,653,110)

TOTAL STOCKHOLDERS’ EQUITY	3,008,959	4,058,055

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,745,905	$5,604,155

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)

	For the period
	from October
	11, 2004	Three months ended		Nine months ended
	(inception) to
	November 30,	November 30,		November 30,
	2011	2011	2010	2011	2010

GENERAL AND ADMINISTRATIVE EXPENSES
Write down of mineral property (Note 5)	$14,625,000	$-	$-	$-	$100,000
Amortization	1,635	213	-	768	90,000
Bank charges and interest	27,712	1,975	2,597	4,781	4,645
Consulting fees	351,477	3,740	31,147	23,740	124,194
Interest expense (Note 8)	619,350	37,035	-	85,318	9,607
Legal and accounting	1,173,396	226,888	25,189	329,356	237,333
Management fees (Note 7)	516,545	36,463	49,928	69,038	14,085
Marketing and promotion	250,423	5,894	62,668	41,484	101,591
Mineral property exploration	2,153,892	-	516,334	776,294	754,566
Office and miscellaneous	397,437	8,923	57,418	99,714	167,174
Rent	180,457	18,085	16,660	74,304	50,668
Stock-based compensation (Note 9)	12,025,148	89,888	143,625	213,883	2,702,937
Transfer agent fees	61,152	1,043	2,127	11,834	10,107
Gain on sale of equipment (Note 4)	(107)	(213)	-	(107)	-
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	32,383,517	429,934	907,693	1,730,407	4,276,997

NET LOSS	$(32,383,517)	$(429,934)	$(907,693)	$(1,730,407)	$(4,276,997)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	7,428	9,155	-	7,428	-
COMPREHENSIVE LOSS	$(32,376,089)	$(420,779)	$(907,693)	$(1,722,979)	$(4,276,997)

BASIC AND DILUTED LOSS AND COMPREHENSIVE LOSS PER COMMON SHARE		$(0.02)	$(0.05)	$(0.10)	$(0.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED		18,085,749	17,159,375	17,619,739	16,930,907

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(unaudited)

							Deficit
						Accumulated	accumulated	Total
	Common stock		Additional		Shares	other	during	stockholders’
	Number of		paid in		to be	comprehensive	exploration	equity
	shares	Amount	capital	Warrants	issued	income	stage	(deficiency)

Balance, October 11, 2004 (inception)	-	$-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.00013 per share – November 29, 2004 (Note 9)	7,500,000	7,500	(3,500)	-	-	-	-	4,000
Common stock issued for cash at $0.00013 per share – January 10, 2005 (Note 9)	4,500,000	4,500	(2,100)	-	-	-	-	2,400
Common stock issued for cash at $0.00013 per share – January 21, 2005 (Note 9)	2,812,500	2,812	12,188	-	-	-	-	15,000
Common stock issued for cash at $0.00013 per share – January 25, 2005 (Note 9)	375,000	375	1,625	-	-	-	-	2,000
Common stock issued for cash at $0.00013 per share – February 1, 2005 (Note 9)	46,875	47	2,453	-	-	-	-	2,500
Net loss for the period	-	-	-	-	-	-	(3,051)	(3,051)

Balance, February 28, 2005	15,234,375	15,234	10,666	-	-	-	(3,051)	22,849

Net loss for the year	-	-	-	-	-	-	(12,401)	(12,401)

Balance, February 28, 2006	15,234,375	15,234	10,666	-	-	-	(15,452)	10,448

Contributions to capital by related parties	-	-	24,000	-	-	-	-	24,000
Net loss for the year	-	-	-	-	-	-	(64,770)	(64,770)

Balance, February 28, 2007	15,234,375	$15,234	$34,666	$-	$-	$-	$(80,222)	$(30,322)

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(unaudited)

							Deficit
						Accumulated	accumulated	Total
	Common stock		Additional		Shares	other	during	stockholders’
	Number of		paid in		to be	comprehensiv	exploration	equity
	shares	Amount	capital	Warrants	issued	e income	stage	(deficiency)

Balance, February 28, 2007	15,234,375	$15,234	$34,666	$-	$-	$-	$(80,222)	$(30,322)

Restricted common shares returned and cancelled (Note 9)	(3,750,000)	(3,750)	3,750	-	-	-	-	-
Common shares issued per Nose Rock Agreement (Note 9)	1,875,000	1,875	13,998,125	-	-	-	-	14,000,000
Common shares issued for cash at $6.68 per share – February 26, 2008 (Note 9)	150,000	150	816,766	-	-	-	-	816,916
Warrants issued for cash – February 26, 2008 (Note 9)	-	-	-	183,084	-	-	-	183,084
Net loss for the year	-	-	-	-	-	-	(15,075,151)	(15,075,151)

Balance, February 29, 2008	13,509,375	13,509	14,853,307	183,084	-	-	(15,155,373)	(105,473)

Stock-based compensation (Note 9)	-	-	7,956,905	-	-	-	-	7,956,905
Warrants expired during the year	-	-	183,084	(183,084)	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(8,685,803)	(8,685,803)

Balance, February 28, 2009	13,509,375	13,509	22,993,296	-	-	-	(23,841,176)	(834,371)

Stock-based compensation (Note 9)	-	-	1,091,640	-	-	-	-	1,091,640
Net loss for the year	-	-	-	-	-	-	(1,264,929)	(1,264,929)

Balance, February 28, 2010	13,509,375	$13,509	$24,084,936	$-	$-	$-	$(25,106,105)	$(1,007,660)

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(unaudited)

								Deficit
							Accumulated	accumulated	Total
	Common stock		Additional			Shares	other	during	stockholders’
	Number of		paid in			to be	comprehensive	exploration	equity
	shares	Amount	capital		Warrants	issued	income (loss)	stage	(deficiency)
Balance, February 28, 2010	13,509,375	$13,509	$24,084,936		$-	$-	$-	$(25,106,105)	$(1,007,660)

Common shares issued for debt – April 5, 2010 at $0.20 per share (Note 9)	2,000,000	2,000	398,000		-	-	-	-	400,000
Common shares issued for cash at $2.00 per share – April 14, 2010 (Note 9)	1,025,000	1,025	2,048,975		-	-	-	-	2,050,000
Fair value of warrants– April 14, 2010 (Note 9)	-	-	(1,009,318)		1,009,318	-	-	-	-
Common shares issued per Mercer Option Agreement (Notes 5 and 9)	2,500,000	2,500	4,997,500		-	-	-	-	5,000,000
Common shares cancelled per Nose Rock Termination Agreement – May 28, 2010 (Note 9)	(1,875,000)	(1,875)	1,875		-	-	-	-	-
Beneficial conversion feature	-	-	400,000		-	-	-	-	400,000
Stock-based compensation (Note 9)	-	-	2,762,720		-	-	-	-	2,762,720
Net loss for the year	-	-	-		-	-	-	(5,547,005)	(5,547,005)

Balance, February 28, 2011	17,159,375	17,159	33,684,688		1,009,318	-	-	(30,653,110)	4,058,055

Commons shares issued for debt – April 4, 2011 at $0.20 per share (Notes 8 and 9)	300,000	300	59,700		-	-	-	-	60,000
Shares to be issued (Note 9)	-	-	-		-	100,000	-	-	100,000
Common shares issued for cash at $0.10 per share-November 11, 2011 ( Note 9)	3,000,000	3,000	297,000						300,000
Expiry of warrants (Note 9)	-	-	1,009,318		(1,009,318)	-	-	-	-
Stock-based compensation (Note 9)	-	-	213,883		-	-	-	-	213,883
Foreign currency translation adjustment	-	-	-		-	-	7,428	-	7,428
Net loss for the period	-	-	-		-	-	-	(1,730,407)	(1,730,407)

Balance, November 30, 2011	20,459,375	$20,459	$35,264,589	$		$100,000	$7,428	$(32,383,517)	$3,008,959

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from October	Nine months ended
	11, 2004	November 30,
	(inception) to
	November 30,
	2011	2011	2010

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(32,383,517)	$(1,730,407)	$(4,276,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on related party promissory note	610,076	85,713	9,607
Depreciation	1,635	768	90
Contributions to capital by related parties	24,000	-	-
Write down of mineral property acquisition costs	14,625,000	-	100,000
Gain on sale of equipment	(107)	(107)	-
Write down of management fee	(88,170)	-	-
Stock-based compensation	12,025,148	213,883	2,702,937
Non-cash gain on settlement of debt	(120,843)	-	(120,843)
Changes in operating assets and liabilities
Increase in amounts receivable	(35,009)	(19,319)	(5,240)
Increase in prepaid expenses	(47,026)	(6,906)	(134,207)
Increase in accounts payable and accrued liabilities	1,132,795	686,309	101,805
Increase in due to related parties	282,514	29,124	19,875

NET CASH USED IN OPERATING ACTIVITIES	(3,973,504)	(740,942)	(1,602,973)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of mineral property interests	(1,275,000)	(235,000)	(350,000)
Sale (purchase) of property and equipment	(7,592)	486	(7,857)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,282,592)	(234,514)	(357,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-	(340)
Promissory note / related party advances (repayments)	1,780,574	449,700	(151,233)
Common shares issued for cash / subscribed for cash	3,475,900	400,000	2,200,000

NET CASH FROM FINANCING ACTIVITIES	5,256,474	849,700	2,048,427

INCREASE (DECREASE) IN CASH	378	(125,756)	87,597

EFFECT OF FOREIGN EXCHANGE ON CASH	7,428	7,428	-

CASH, BEGINNING OF PERIOD	-	126,134	-

CASH, END OF PERIOD	$7,806	$7,806	$87,597

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
Cash paid for interest	$127,733	$-	$127,733
Cash paid for income taxes	$-	$-	$-
Non-cash transactions:
Donated rent and services	$24,000	$-	$-
Shares issued for exploration expenses and mineral properties	$19,000,000	$-	$5,000,000
Shares issued on settlement of debts	$510,000	$60,000	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Tresoro Mining Corp. (the “Company”) was incorporated under the laws of the State of Nevada on October 11, 2004 to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On May 24, 2007 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Ancor Resources, Inc.) would merge with its newly incorporated and wholly-owned subsidiary, Nu-Mex Uranium Corp. (“Nu-Mex”). This merger became effective June 4, 2007 and the Company, being the surviving entity, changed its name to Nu-Mex Uranium Corp. On February 26, 2008 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Nu-Mex) would merge with its newly incorporated and wholly-owned subsidiary, Uranium International Corp. (“UIC”). This merger became effective as of March 11, 2008 and the Company, being the surviving entity, changed its name to Uranium International Corp. On May 17, 2010 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as UIC) would merge with its newly incorporated and wholly-owned subsidiary, Mercer Gold Corporation (“Mercer”). This merger became effective on the OTC Bulletin Board and effective with the State of Nevada on June 17, 2010 and the Company, being the surviving entity, changed its name to Mercer Gold Corporation. On August 30, 2011, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Mercer) would merge with its wholly-owned subsidiary, Tresoro Mining Corp. (“Tresoro”). This merger became effective September 15, 2011 and the Company, being the surviving entity, changed its name to Tresoro Mining Corp. The Company intends to engage in the acquisition and exploration of mining properties. The Company is in the exploration stage and its operations principally involve research and development, market analysis, property evaluation and other business planning activities, and no revenue has been generated to date.

Effective June 6, 2007 the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company’s common stock. Effective March 11, 2008 the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company’s common stock. Effective May 12, 2011, the Company completed a reverse stock split by the issuance of 1 new share for 4 outstanding shares of the Company’s common stock (Note 9). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities.” The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period.

Going Concern
The Company’s interim consolidated financial statements as at November 30, 2011, and for the nine month period then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating losses since inception of $32,383,517. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Unaudited Interim Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete consolidated financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended February 28, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending February 28, 2012.

Comparative Figures
Certain comparative figures have been reclassified in order to conform to the current period’s financial statement presentation.

NOTE 2 – CHANGES IN ACCOUNTING POLICIES

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles, Goodwill and Other”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 during the period did not have a material impact on the Company’s financial position, cash flows or results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-29 during the period did not have a material impact on the Company’s financial position, cash flows or results of operations.

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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Asset Retirement Obligations
The Company has adopted ASC 410, “Asset Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at November 30, 2011.

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

Cash and Cash Equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash and cash equivalents as of November 30, 2011 that exceeded federally insured limits.

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

As at November 30, 2011, the fair value of cash and cash equivalents, amounts receivables, accounts payable, amounts due to related parties and promissory notes payable approximate carrying value due to their short maturities.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk
Credit risk arises primarily from the Company’s cash and cash equivalents and amounts receivable. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated financial institutions. As at November 30, 2011, amounts receivable was comprised of Harmonized Sales Tax receivable of $35,009 (February 28, 2011 - $15,690). As a result, credit risk is considered insignificant.

Liquidity Risk
The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. The Company currently has a working capital deficit of $2,647,105 (February 28, 2011 -$1,311,656).

Current Risk
The Company is exposed to currency risk on its acquisition and exploration expenditures on its Colombian properties since it has to convert U.S. dollars raised through equity financing in U.S. dollars to Colombian Pesos. The Company’s expenditures will be negatively impacted if the Colombian Pesos increases versus the US dollar.

The majority of the Company’s cash flows and financial assets and liabilities are denominated in U.S. dollar, which is the Company’s functional and reporting currency. Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the U.S. dollar.

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

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Foreign Currency Translation
The financial statements are presented in U.S. dollars. In accordance with ASC 830, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Issued Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As ASU 2011-05 relates only to the presentation of comprehensive income, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

			Net Book Value
		Accumulated	November 30,	February 28,
	Cost	amortization	2011	2011

Furniture and fixtures	$649	$123	$526	$584
Machinery and equipment	6,837	1,299	5,538	6,153
Computer equipment	-	-	-	474

	$7,486	$1,422	$6,064	$7,211

During the nine months ended November 30, 2011, total additions to property and equipment were $Nil (February 28, 2011 -$8,078). During the nine months ended November 30, 2011, total disposition of property and equipment was $379, resulting in a gain of $107 (February 28, 2011 - $Nil).

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 5 – MINERAL PROPERTY COSTS

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

On April 13, 2010, the Company entered into a definitive Mineral Assets Option Agreement with Mercer Canada (the “Mercer Option Agreement”). The Mercer Option Agreement replaces the previous underlying LOI. The Mercer Option Agreement, as amended on December 30, 2010 and again on March 22, 2011, provides that, in order to exercise its Option, the Company is obligated to:

1.	Pay to Mercer Canada $200,000 immediately upon the execution of the Mercer Option Agreement (the “Effective Date”) (paid on April 14, 2010);

2.	Issue to Mercer Canada, both prior to and after the due and complete exercise of the Options, an aggregate of up to 5,000,000 restricted shares of the Company’s common stock, as follows:
an initial issuance of 2,500,000 shares within two business days of the Effective Date (issued on April 15, 2010) (Note 9); and

a final issuance of 2,500,000 shares within five business days of the Company’s prior receipt of a “technical report” (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects (“NI 43-101”) meeting certain criteria);

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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 5 – MINERAL PROPERTY COSTS (continued)

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
Pay additional $55,000 on or by October 14, 2010 (paid);
Pay additional $65,000 on or by January 14, 2011 (paid);
Pay additional $75,000 on or by April 14, 201l (paid);
Pay additional $75,000 on or by July 14, 201l (paid);
Pay additional $85,000 on or by October 14, 201l (paid);
Pay additional $85,000 on or by January 14, 2012 (Note 13);
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

Under the terms of the Geoforum Option Agreement, in order to exercise the Option, the Company must:

1.	Pay $25,000 at the date of the execution of the Formal Option Agreement (the “Effective Date”) (paid on November 5, 2009);
2.	Pay an additional $25,000 upon the first twelve month anniversary of the Effective Date (the “Anniversary Date”);
3.	Pay an additional $25,000 upon each and every Anniversary Date thereafter until the Company acquires 100% undivided interest in the properties or the option is terminated;
4.	Issue 12,500 shares of the Company’s common stock upon the first Anniversary Date;
5.	Issue an additional 12,500 shares of the Company’s common stock upon the second Anniversary Date; and
6.	Incur exploration expenses of $3.7 million over the seven year period as follows;
$300,000 after the Effective Date and prior to the first Anniversary Date;
$400,000 between the first and second Anniversary Date; and
$3,000,000 between the third and seventh Anniversary Date.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 5 – MINERAL PROPERTY COSTS (continued)

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

Under the terms of the TAM Option Agreement, in order to exercise the first TAM Option for 51%, the Company must:

1.	Pay $25,000 at the date of execution of the Formal Option Agreement (paid on November 23, 2009);
2.	Pay an additional $25,000 on or before one year from the date of execution of this Agreement (the “Anniversary Date”);
3.	Pay an additional $25,000 upon each and every Anniversary Date thereafter until either the Company acquires 80% interest in the properties or the agreement is terminated.
4.	Issue 12,500 shares of the Company’s common stock on or before the first Anniversary Date;
5.	Issue an additional 12,500 shares of the Company’s common stock on or before the second Anniversary Date; and
6.	Incur exploration expenses of $700,000 over the next two years as follows:
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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

NOTE 7 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The balance due to related parties of $85,001 at November 30, 2011 (February 28, 2011 - $55,877) is due to directors, and a company controlled by a director and/or shareholder of the Company and is unsecured, non-interest bearing and payable on demand.

During the nine months ended November 30, 2011, the Company paid or accrued management fees of $69,038 to directors of the Company (November 30, 2010 - $134,929).

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

NOTE 8 – PROMISSORY NOTES PAYABLE

(a) Current
The promissory notes payable of $1,544,150 at November 30, 2011 (February 28, 2011 - $1,016,237) consists of principal and accrued interest of $1,452,200 (February 28, 2011 - $1,010,000) and $91,950 (February 28, 2011 - $6,237), respectively. This total amount is secured by a general security agreement charging all of the Company’s present and after acquired personal property, bears interest at 10% per annum and is due on demand.

(b) Non-current
On November 19, 2010, the Company issued a promissory note with a principal value of $52,500 to a former CEO and director of the Company. The amount is unsecured, bears no interest and is due and payable on or before November 26, 2012. During the nine months ended November 30, 2011, a further $7,500 was advanced by the former CEO and director bringing the note payable to $60,000. The promissory note was converted for 300,000 common shares at $0.20 per share on April 4, 2011 (Notes 9 and 11).

NOTE 9 – CAPITAL STOCK

Authorized
The total authorized capital is 140,625,000 common shares with par value of $0.001 per share. On June 4, 2007, the Company increased the authorized share capital from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share. On June 8, 2010, the Company filed a Certificate of Change with the Nevada Secretary of State in relation to the 1.5 for one forward split of the Company’s common shares on March 11, 2008 to effect the 1.5 for one forward split of the Company’s authorized common shares. As a result, the Company’s authorized capital was increased from 375,000,000 shares, par value of $0.001 per share, to 562,500,000 shares, par value of $0.001 per share. Effective May 12, 2011, the Company filed a Certificate of Change and Certificate of Correction with the Nevada Secretary of State in relation to the 1 for 4 reverse stock split of the Company’s common shares to effect the 1 for 4 reverse stock split of the Company’s authorized common shares. As a result, the Company’s authorized capital was decreased from 562,500,000 shares, par value of $0.001 per share to 140,625,000 shares, par value of $0.001 per share (Note 1).

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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 9 – CAPITAL STOCK (continued)

All references in these financial statements to number of common shares, price per share and weighted average number of common shares have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

The total issued and outstanding capital stock is 20,459,375 commons shares with par value of $0.001 per share. The Company’s common stock issuances to date are as follows:

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

7.

On September 14, 2007, 1,875,000 common shares of the Company, valued at $14,000,000, were issued to Strathmore in accordance with the terms of the Option and Joint Venture Agreement. On November 18, 2008, the Company entered into a written agreement with Strathmore to terminate the Nose Rock Property Option Agreements. Pursuant to the terms of the termination agreement, the 1,875,000 common shares previously issued were required to be returned to the Company’s treasury for cancellation. The 1,875,000 shares were returned to treasury and cancelled on May 28, 2010.

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

10.

On April 14, 2010, the Company issued 1,025,000 units at a price of $2.00 per unit for proceeds of $2,050,000. Each unit consists of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $4.00 per share up to April 14, 2011. These warrants expired during the nine months ended November 30, 2011.

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

13.	On November 11, 2011, the Company issued 3,000,000 common shares of the Company for cash proceeds of $300,000.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 9 – CAPITAL STOCK (continued)

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

As approved by the Board of Directors, on April 2, 2008, the Company granted 687,500 stock options to certain officers, directors and management of the Company at $7.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $4,134,405, and was determined using the Black-Scholes Option Pricing Model with an expected life of 5 years, a risk free interest rate of 3.18%, a dividend yield of 0% and expected volatility of 106% and has been recorded as stock-based compensation expense during the year ended February 28, 2009.

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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 9 – CAPITAL STOCK (continued)

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

2010 Stock Option Plan
Effective November 30, 2010 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan (the “2010 Stock Option Plan”) for the company in the amount of 3,431,875 shares. In the event an optionee ceases to be employed or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

Effective November 30, 2010, concurrent with the cancellation of the 2008 Stock Option Plan, 1,125,000 outstanding options were cancelled and immediately replaced with 1,125,000 options in the newly adopted 2010 Stock Option Plan. The replacement options have an exercise price of $2.00 per share for terms of four years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant. The incremental fair value resulting from the modification / replacement of the original options was estimated to be $151,015 which will be recorded over the vesting period of the options. A total of $37,754 relating to vested options has been recorded as stock-based compensation expense and was determined using the Black-Scholes Option Pricing Model with an expected life of 2 years, a average risk free interest rate of 0.45%, a average dividend yield of 0% and average expected volatility of 194% and was recorded as stock-based compensation expense during the year ended February 28, 2011. During the period ended November 30, 2011, a total of 700,000 of these options expired and were cancelled. In connection with vesting of the remaining options, a further $34,817 was recorded as stock-based compensation during the nine month period ended 30 November 2011.

As approved by the Board of Directors, on November 30, 2010, the Company granted 337,500 stock options under the 2010 Stock Option Plan to certain directors of the Company at $2.00 per share for terms of four years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant. The total fair value of these options was estimated to be $465,048 ($1.38 per stock option) and was determined using the Black-Scholes Option Pricing Model with an expected life of 4 years, a risk free interest rate of 1.16%, a dividend yield of 0% and expected volatility of 187%. A total of $116,262 relating to vested options was recorded as stock-based compensation expense during the year ended February 28, 2011. During the period ended November 30, 2011, a total of 225,000 of these options expired and were cancelled. In connection with vesting of the remaining options, a further $109,803 was recorded as stock-based compensation during the nine month period ended 30 November 2011.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 9 – CAPITAL STOCK (continued)

As approved by the Board of Directors, on November 30, 2010, the Company granted 50,000 stock options under the 2010 Stock Option Plan to certain consultants of the Company at $2.00 per share for terms of four years. A total of 12,500 of these stock options vested on the grant date of December 1, 2010. A total of 37,500 of these stock options vest 25% at the end of each of six, twelve and eighteen months from the date of grant. The total fair value of these options which vested during the year ended February 28, 2011 was estimated to be $17,224 ($1.38 per stock option), and was determined using the Black-Scholes Option Pricing Model with an expected life of 4 years, a risk free interest rate of 1.16%, a dividend yield of 0% and expected volatility of 187% and was recorded as stock-based compensation expense during the year ended February 28, 2011. During the period ended November 30, 2011, a total of 37,500 of these options expired and were cancelled. The total fair value of these options which vested during the period ended November 30, 2011 was estimated to be $1,506 ($0.16 per stock option), and was determined using the Black-Scholes Option Pricing Model with an expected life of 3.33 years, a risk free interest rate of 0.76%, a dividend yield of 0% and expected volatility of 207% and was recorded as stock-based compensation expense during the period ended November 30, 2011.

As approved by the Board of Directors, on March 14, 2011, the Company granted 93,750 stock options under the 2010 Stock Option Plan to a director of the Company at $2.00 per share for terms of five years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant. The total fair value of these options was estimated to be $126,563 ($1.35 per stock option) and was determined using the Black-Scholes Option Pricing Model with an expected life of 5 years, a risk free interest rate of 2.00%, a dividend yield of 0% and expected volatility of 145%. A total of $67,757 relating to vested options was recorded as stock-based compensation expense during the period ended November 30, 2011. During the period ended November 30, 2011, a total of 93,750 of these options expired and were cancelled.

During the nine months ended November 30, 2011, 1,056,250 stock options with an exercise price of $2.00, previously granted to certain officers, directors and management of the Company, expired and were cancelled.

The Company’s stock option activity for the year ended February 28, 2011 and for the nine months ended November 30, 2011 is summarized as follows:

		Weighted average exercise	Weighted average remaining
	Number of options	price per share	in contractual life (in years)

Balance, February 28, 2010	687,500	$8.96	9.13 years
Granted	2,825,000	2.00
Expired – cancelled	(2,000,000)	8.96
Exercised	-	-

Balance, February 28, 2011	1,512,500	2.00	3.75 years
Granted	93,750	2.00
Expired – cancelled	(1,056,250)	2.00
Exercised	-	-

Balance, November 30, 2011	550,000	$2.00	3.00 years

A total of 413,500 stock options are exercisable as at November 30, 2011.

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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 9 – CAPITAL STOCK (continued)

As of February 28, 2011, 512,500 share purchase warrants were outstanding entitling the holder to purchase a common share at a price of $4.00 per share up to April 14, 2011. These share purchase warrants expired unexercised on April 14, 2011.

Shares to be issued
During the nine months ended November 30, 2011, the Company received $100,000 related to common shares that were not yet issued at November 30, 2011.

NOTE 10 – INCOME TAXES

The Company has losses carry forward for income tax purposes to November 30, 2011. There are no current or deferred tax expenses for the nine months ended November 30, 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	Nine month period ended
	November 30,	November 30,
	2011	2010
	(unaudited)	(unaudited)
Deferred tax asset attributable to
Current operations	$582,366	$1,404,020
Non-deductible items	(72,904)	(923,028)
Less: Change in valuation allowance	(509,462)	(480,992)

Net refundable amount	$-	$-

The composition of the Company’s deferred tax asset as at November 30, 2011 and February 28, 2011 are as follows:

	As at
	November 30,	February 28,
	2011	2011
	(unaudited)	(audited)

Net operation loss carry-forward	$19,932,947	$18,416,978
Statutory federal income tax rate	33.93%	33.96%
Deferred tax assets	6,763,437	6,253,975
Less: Valuation allowance	(6,763,437)	(6,253,975)

Net deferred tax assets	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 10 – INCOME TAXES (continued)

As at November 30, 2011, the Company has an unused net operating loss carry forward balance of approximately $19,932,947 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires as follows:

	United States	Colombia

2025	$3,051	$-
2026	12,401	-
2027	40,770	-
2028	15,075,151	-
2029	728,899	-
2030	173,289	-
2031	1,603,662	-
2032	919,275	-
No expiry	-	1,376,449

	$18,556,498	$1,376,449

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is subject to certain outstanding and future commitments related to its mineral property interests (Note 5).

During the year ended February 28, 2011, the Company wrote down amounts due to the Plaintiff of $88,170 related to the Company’s former CEO and director. This write down has been recorded as a recovery of expenses and a decrease in due to related parties.

On June 9, 2011, a former officer and director of the Company and Mercer Canada, a company controlled by the former officer and director of the Company (the “Plaintiff”), filed an action against the Company in the Supreme Court of British Columbia. The Plaintiff alleges that the Company owes him certain monies for payment under an alleged promissory note as well as pursuant to certain alleged management fees, expenses and disbursements which is asserted were incurred by the plaintiff in the plaintiff’s prior role as an officer and director of the Company. The Company is of the view that such allegations are without merit and has and intends to vigorously contest the action. On July 13, 2011, the Company filed a defence to this action and a counterclaim against the plaintiff denying that any monies are owing and seeking damages against the plaintiff for breach of contract, breach of fiduciary duty and misrepresentation.

On July 11, 2011, the Plaintiff delivered a letter to the Company which purported to allege defaults under the Company's existing Mercer Option Agreement, dated for reference effective as at April 13, 2010, with respect to the Guayabales Property in Colombia (Note 5). It is the Company's position that the allegations of default are without merit and the letter was not valid notice of default under the Mercer Option Agreement.

On July 19, 2011, the Company responded and advised the Plaintiff as to its position with respect to each allegation of default.

On August 25, 2011, the Plaintiff delivered a letter to the Company, which purported to terminate the Mercer Option Agreement on the basis that the alleged defaults had not been cured. The Company regards the plaintiff’s position as without merit and considers the purported termination to be invalid. The Company intends to continue as operator of the mineral property interests underlying the project as set forth in the Mercer Option Agreement.

On September 9, 2011, the Company gave notice to the Plaintiff that it intends to commence arbitration proceedings to address the validity of the termination of the Mercer Option Agreement.

On September 13, 2011, the Company filed an amended counterclaim as against the Plaintiff.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

On September 20, 2011 the Company filed a notice of application against the Plaintiff, seeking an injunction against the Plaintiff to restrain them from interfering with the Company's activities as operator of the Guayabales Property in Colombia and from interfering with the Company's rights as optionee under the Mercer Option Agreement, pending conclusion of arbitration.

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

The Company applied to stay the claims advanced against it in the counterclaim pending the outcome of the arbitration. The Plaintiff has applied for a stay of the arbitration proceedings commenced by the Company on September 21, 2011. The hearing of both applications was heard by the Supreme Court of British Columbia on October 26 and 27, 2011.

On December 6, 2011 the British Columbia Supreme Court (the "Court") issued Reasons for Judgment (the "Reasons for Judgment") granting an injunction against both Mr. Jivraj and Mercer Canada, enjoining each of them from taking any steps to interfere with the Company's role as operator of the Guayabales Gold Project located in Colombia (the "Property") and interfering with the Option Agreement, pending completion of the arbitration proceeding commenced by the Company with respect to such matter (the "Arbitration Proceeding"). The Court has also ordered that a counterclaim filed by Mercer Canada in the Court shall be stayed.

The Court rejected Mercer BC's application to stay the Arbitration Proceeding commenced by the Company. Mercer BC had argued that the Company was barred from seeking arbitration to challenge Mercer BC's termination of the Option Agreement. The Court determined that the Company was not barred and that the issues sought to be determined by the Company are appropriately advanced in the Arbitration Proceeding now being administered by the British Columbia International Commercial Arbitration Centre.

In the Reasons for Judgment, the Court has also ordered each of Mercer BC and Mr. Jivraj to disclose, within 24 hours, the names of all persons and entities with whom Mr. Jivraj has discussed a possible sale or deal concerning the Property since March 28, 2011, and to refrain from communicating with any person or entity for the purpose of discussing a possible agreement concerning the Property in a manner inconsistent with the Company's continuing role as optionee and operator of the Property, pending the Arbitration Proceeding. The Court has further restrained Mr. Jivraj from taking any steps to transfer his shares in Mercer BC and the Company to any third party.

On December 21, 2011, Mercer BC delivered a letter to the Company providing notice of default (the “Second Notice of Default”) which purported to allege default by the Company under section 2.2(c)(i) of the Option Agreement as amended by the Company and Mercer BC on or about March 22, 2011.

On December 29, 2011, the Company responded and advised Mercer BC that the Company disputes the validity of the Second Notice of Default, that it denies that such default has occurred and that it is submitting the question to arbitration.

On January 9, 2012, the Company filed a notice to arbitrate the Second Notice of Default with Mercer BC and the British Columbia International Commercial Arbitration Centre pursuant to Article 16.2 of the Option Agreement, whereby the Company is seeking: (i) a declaration that the Second Notice of Default is invalid; (ii) in the alternative, a declaration that the Company was not in default as alleged in the Second Notice of Default; and (ii) an order requiring Mercer BC to pay to the Company costs of the arbitration.

The Company continues to take the position that the actions of the Plaintiff are both spurious and without merit. As a loss is not deemed to be likely, no accruals have been made as of November 30, 2011.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 12 – SEGMENTED INFORMATION

The Company’s only business activity is exploration and development of mineral properties. This activity is carried out in Colombia.

The breakdown by geographic area for the nine month period ended November 30, 2011 is as follows:

	United States	Colombia	Total
Net loss	$1,133,158	$597,249	$1,730,407
Current assets	$89,583	$258	$89,841
Property and equipment	-	6,064	6,064
Other assets	-	5,650,000	5,650,000
Total assets	$89,583	$5,656,322	$5,745,905

The breakdown by geographic area for the nine month period ended November 30, 2010 is as follows:

	United States	Colombia	Total
Net loss	$3,874,016	$402,981	$4,276,997
Current assets	$139,832	$87,597	$227,429
Property and equipment	-	7,767	7,767
Other assets	-	5,350,000	5,350,000
Total assets	$139,832	$5,445,364	$5,585,196

NOTE 13 - SUBSEQUENT EVENTS

The following events occurred during the period from the date of the nine month period ended on November 30, 2011 to the date the consolidated financial statements were available to be issued on January 19, 2012:

a)	The Company paid $85,000 to the Underlying Property Owner required on or by January 14, 2012 under the Underlying Option Agreement related to the Guayables Property (Note 5).

b)

On December 21, 2011, Mercer BC delivered a letter to the Company providing notice of default (the “Second Notice of Default”) which purported to allege default by the Company under section 2.2(c)(i) of the Option Agreement as amended by the Company and Mercer BC on or about March 22, 2011.

On December 29, 2011, the Company responded and advised Mercer BC that the Company disputes the validity of the Second Notice of Default, that it denies that such default has occurred and that it is submitting the question to arbitration.

On January 9, 2012, the Company filed a notice to arbitrate the Second Notice of Default with Mercer BC and the British Columbia International Commercial Arbitration Centre pursuant to Article 16.2 of the Option Agreement, whereby the Company is seeking: (i) a declaration that the Second Notice of Default is invalid; (ii) in the alternative, a declaration that the Company was not in default as alleged in the Second Notice of Default; and (ii) an order requiring Mercer BC to pay to the Company costs of the arbitration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended November 30, 2011 and 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the thee and nine months ended November 30, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referred to under the heading “Risk Factors” below.

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

Mineral Properties – Guayabales Property, Colombia

Mineral Assets Option Agreement

On April 13, 2010, we entered into a definitive Mineral Assets Option Agreement (the “Definitive Option Agreement”) with Mercer Gold Corporation, a private mining company (“MGC”), pursuant to which MGC formally granted to us an exclusive option (the “Option”) to acquire all of MGC’s current underlying option interests under a certain “Option Agreement”, dated for reference March 4, 2010 (the “Underlying Option Agreement”), as entered into between MGC and Comunidad Minera Guayabales (the “Underlying Property Owner” or “CMG”), pursuant to which MGC acquired from the Underlying Property Owner an option (the “Underlying Option”) to acquire a 100% legal, beneficial and registerable interest in and to certain mineral property concession interests which are held by way of license and which are located in the municipality of Marmato, Colombia, and which are better known and described as the “Guayabales” property (collectively, the “Guayabales Property”). The Definitive Option Agreement replaces an underlying letter of intent by and between and MGC and us, dated April 3, 2010.

The Definitive Option Agreement provides that, in order to exercise our Option, we are obligated to:

1.	Pay to MGC $200,000 immediately upon the execution of the Definitive Option Agreement (the “Effective Date”) (paid on April 14, 2010);

2.	Issue to MGC, both prior to and after the due and complete exercise of the Option, an aggregate of up to 5,000,000 restricted shares of the Company’s common stock, as follows:

an initial issuance of 2,500,000 shares within two business days of the Effective Date (issued on April 15, 2010); and

a final issuance of 2,500,000 shares within five business days of the Company’s prior receipt of a “technical report” (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects (“NI 43-101”) meeting certain criteria);

3.

Provide funding for or expend minimum cumulative “Expenditures” for “Exploration and Development” (as defined in the Definitive Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests of not less than $11,500,000 in the following manner:

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
  Pay additional $85,000 on or by January 14, 2012 (paid);
  Pay additional $160,000 on or by July 14, 2012;
  Pay additional $160,000 on or by January 14, 2013;
  Pay additional $190,000 on or by July 14, 2013;
  Pay additional $190,000 on or by January 14, 2014;
  Pay additional $230,000 on or by July 14, 2014;
  Pay additional $230,000 on or by January 14, 2015; and
  Pay additional $2,245,000 on or by July 14, 2015.

On December 30, 2010, an amendment was agreed to whereby the funding for minimum cumulative “Expenditures” for “Exploration and Development” (as defined in the Definitive Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests of not less than $11,500,000 was revised in the following manner:

  no less than an initial $750,000 of the Expenditures shall be expended on the Property by December 31, 2010 (incurred);
  no less than a further $5,750,000 of the Expenditures shall be expended on the Property by December 31, 2011; and
  no less than a final $5,000,000 of the Expenditures shall be expended on the Property by December 31, 2012.

On March 22, 2011, a further amendment was agreed to whereby the funding for minimum cumulative “Expenditures” for “Exploration and Development” (as defined in the Mercer Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests was reduced from $11,500,000 to $3,000,000 to be incurred in the following manner:

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

Title to Property and Underlying Option Agreement

CMG, a Colombian legal entity, is the rightful owner of the concession contract #LH 0071-17, an exploitation license valid until March 28, 2032, that was registered on March 28, 2008 by INGEOMINAS in the Department of Caldas (registration #HHXB 01). As described above, MGC, a privately-held, Canadian entity registered in British Colombia, entered into an Option Agreement “Underlying Option Agreement” with CMG on March 4, 2010 to acquire a 100% interest in Guayabales. The Company entered into the Definitive Option Agreement with MGC as described above to acquire the 100% interest of Guayabales subject to the terms of the Underlying Option Agreement. No surface agreements are in place; however, CMG represents and warrants reasonable surface access to Guayabales in the Underlying Option Agreement and the Colombian Mining Code guarantees surface access.

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

Technical Report

We received a technical report in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects (“NI 43-101”), of the Canadian Securities Administrators for the Guayabales Property, which is located in the Department of Caldas, Colombia. The complete technical report, which was authored by Dean D. Turner, C.P.G., a qualified person as defined in NI 43-101, was filed under our Company’s profile on the Canadian Securities Administrators public disclosure website, at www.sedar.com, on May 28, 2010. Mr. Turner prepared an update to this technical report, dated February 8, 2011. The technical report, as updated, is referred to herein as the “Technical Report.”

As required by NI 43-101, the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Guayabales Project. Such mineral resources have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101. Measured mineral resources, indicated mineral resources and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under the SEC’s Industry Guide 7, and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in this quarterly report or otherwise in the United States.

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

Plan of Operations

Our Plan of Operations for the next twelve months is to pursue Phase I of the recommended exploration program on the Guayabales Property, as described in more detail in our Annual Report on Form 10-K for the year ended February 28, 2011, under “Item 1. Business – Mineral Properties – Guayabales Property, Colombia – Company’s Planned Exploration Program.”

We have decided to reduce the work program for the next 12 months while we review our forward plan in depth and estimate we will spend about $1,000,000 over the next 12 months. Further, we expect to spend approximately $300,000 in the next 12 months in office and general expenses and professional, consulting and management fees.

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1.3 million to pursue our plan of operations over the next twelve months. As at November 30, 2011, we had cash of $7,806 and a working capital deficit of $2,647,105. We will require additional financing to pursue our plan of operations over the next twelve months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our Company for the periods indicated:

	For the period
	from the date of
	inception
	(October 11,	For the three	For the three	For the nine	For the nine
	2004) to	months ended	months ended	months ended	months ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2011	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$14,625,000	$-	$-	$-	$100,000
Amortization	1,635	213	-	768	-
Bank charges	27,712	1,975	2,597	4,781	4,645
Consulting fees	351,477	3,740	31,147	23,740	124,194
Interest expense	619,350	37,035	-	85,318	9,607
Legal and accounting	1,173,396	226,888	25,189	329,356	237,333
Management fees	516,545	36,463	49,928	69,038	14,085
Marketing and promotion	250,423	5,894	62,668	41,484	101,591
Mineral property development expenditures	2,153,892	-	516,334	776,294	754,566
Office and miscellaneous	397,437	8,923	57,418	99,714	167,264
Rent	180,457	18,085	16,660	74,304	50,668
Stock-based compensation	12,025,148	89,888	143,625	213,883	2,702,937
Transfer agent fees	61,152	1,043	2,127	11,834	10,107
Gain on sale of equipment	(107)	(213)	-	(107)	-

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	32,383,517	429,934	907,693	1,730,407	4,276,997

NET LOSS FOR THE PERIOD	$(32,383,517)	$(429,934)	$(907,693)	$(1,730,407)	$(4,276,997)

OTHER COMPREHENSIVE LOSS
Foreign currency translation	7,428	9,155	-	7,428	-

COMPREHENSIVE LOSS	$(32,376,089)	$(420,779)	$(907,693)	$(1,722,979)	$(4,276,997)

Nine Months Ended November 30, 2011 Compared to Nine Months Ended November 30, 2010

During the nine months ended November 30, 2011 and November 30, 2010 we did not generate any revenue.

During the nine months ended November 30, 2011, we incurred general and administrative expenses of $1,730,407 compared to $4,276,997 incurred during the nine months ended November 30, 2010. The major components of our general and administrative expenses for the nine months ended November 30, 2011 and 2010 consisted of the following:

  write down of mineral property acquisition costs of $Nil in 2011 (2010 - $100,000);

  consulting fees of $23,740 in 2011 (2010 - $124,194), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

  interest expense of $85,318 in 2011 (2010 - $9,607), increased between 2010 and 2011 due to increase in debt;

  legal and accounting fees of $329,356 in 2011 (2010 – $237,333), which increased between 2010 and 2011 due primarily to increased legal costs in connection with the Guayabales property, our reverse stock split and name change during the period, and legal proceedings;

  management fees of $69,038 in 2011 (2010 - $14,085);

  marketing and promotion costs of $41,484 in 2011 (2010 - $101,591), which decreased between 2010 and 2011 as we decreased focus on these activities;

  mineral property development expenditures of $776,294 in 2011 (2010 - $754,566), which were quite consistent between 2010 and 2011;

  office and miscellaneous expenses of $99,714 (2010 – $167,264), which decreased between 2010 and 2011 due to foreign exchange gains on operations in Colombia and reduced administrative activities;

  rent of $74,304 in 2011 (2010 - $50,668) which increased from 2010 to 2011 as we increased our activity; and

  stock-based compensation of $213,883 in 2011 (2010 - $2,702,937), which decreased between 2010 and 2011 due to reduced issuance of stock options.

Our net loss during the nine months ended November 30, 2011 was $1,730,407 compared to a net loss of $4,276,997 during the nine months ended November 30, 2010.

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

During the three months ended November 30, 2011 and November 30, 2010 we did not generate any revenue.

During the three months ended November 30, 2011, we incurred general and administrative expenses of $429,934 compared to $907,693 incurred during the three months ended November 30, 2010. The major components of our general and administrative expenses for the three months ended November 30, 2011 and 2010 consisted of the following:

  consulting fees of $3,740 in 2011 (2010 - $31,147), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

  interest expense of $37,035 in 2011 (2010 - $Nil), increased between 2010 and 2011 due to increase in debt;

  legal and accounting fees of $226,888 in 2011 (2010 – $25,189), which increased between 2010 and 2011 due to increased legal costs in connection with the Guayabales property, our name change during the period, and legal proceedings;

  management fees of $36,463 in 2011 (2010 - $49,928);

  marketing and promotion costs of $5,894 in 2011 (2010 - $62,668), which decreased between 2010 and 2011 as we decreased focus on these activities;

  mineral property development expenditures of $Nil in 2011 (2010 - $516,334), which decreased between 2010 and 2011 due to decreased exploration activity;

  office and miscellaneous expenses of $8,923 (2010 – $57,418), which decreased between 2010 and 2011 due to foreign exchange gains on operations in Colombia and reduced administrative activities;

  rent of $18,085 in 2011 (2010 - $16,660) which increased from 2010 to 2011 as we increased our activity; and

  stock-based compensation of $89,888 in 2011 (2010 - $143,625), which decreased between 2010 and 2011 due to reduced issuance of stock options.

Our net loss during the three months ended November 30, 2011 was $429,934 compared to a net loss of $907,693 during the three months ended November 30, 2010.

Liquidity and Capital Resources

As at the nine months ended November 30, 2011, our current assets were $89,841 (February 28, 2011 - $181,944) and our current liabilities were $2,736,946 (February 28, 2011 - $1,493,600), which resulted in a working capital deficit of $2,647,105 compared to a working capital deficit of $1,311,656 at February 28, 2011.

Total Stockholders’ equity decreased from $4,058,055 at February 28, 2011 to $3,008,959 at November 30, 2011.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended November 30, 2011, net cash flows used in operating activities was $740,942 consisting primarily of a net loss of $1,730,407. Net cash flows used in operating activities was adjusted by $85,713 in accrued interest on a related party promissory note, $768 in depreciation of property and equipment, $107 in gain on sale of equipment, and $213,883 in stock based compensation. Net cash flows used in operating activities was further changed by $19,319 in increase in amounts receivable, $6,906 in increase of prepaid expenses, $686,309 in increase of accounts payable and accrued liabilities, and $29,124 in increase due to related parties.

For the nine months ended November 30, 2010, net cash flows used in operating activities was $1,602,973 consisting primarily of a net loss of $4,276,997. Net cash flows used in operating activities was adjusted by $9,607 in settlement of accrued interest on related party promissory note, $90 in depreciation of property and equipment, $100,000 in write down of mineral property acquisition costs, $2,702,937 in stock based compensation and $120,843 non-cash gain on settlement of debt. Net cash flows used in operating activities was further changed by $101,805 in increase of accounts payable and accrued liabilities, $19,875 in increase due to related parties, $134,207 in increase of prepaid expenses and $5,240 in amounts receivable.

Cash Flows Used in Investing Activities

For the nine months ended November 30, 2011, net cash flows used in investing activities was $234,514 compared to net cash flows used in investing activities during the nine months ended November 30, 2010 of $357,857. This change was primarily as a result of option payments to Mercer Canada for the Guayabales Property.

Cash Flows Provided by Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months ended November 30, 2011, net cash flows provided from financing activities was $849,700 compared to $2,048,427 for the nine months ended November 30, 2010. Cash flows from financing activities for the nine months ended November 30, 2011 consisted primarily of $449,700 of advances from related parties and promissory note, and $400,000 for common shares issued for cash or cash subscribed for common shares. Cash flows from financing activities for the nine months ended November 30, 2010 consisted of $340 in bank overdraft, $151,233 in repayment of advances from related parties and promissory note, and $2,200,000 for common shares issued for cash.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase as we expand our exploration activities as set forth above under “Plan of Operations”.

Critical Accounting Policies and Estimates

Our condensed interim financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Asset Retirement Obligations

The Company has adopted ASC 410, “Asset Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at November 30, 2011.

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

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash and cash equivalents as of November 30, 2011 and February 28, 2011 that exceeded federally insured limits.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Other Updates

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles, Goodwill and Other”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 during the period did not have a material impact on the Company’s financial position, cash flows or results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-29 during the period did not have a material impact on the Company’s financial position, cash flows or results of operations.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As ASU 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

Funding for Plan of Operations

As set forth above under “Plan of Operations”, we anticipate that we will required approximately $1.3 million over the next twelve months to pursue our Plan of Operations. We will require additional financing in order to be able to fund our plan of operations. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in exploration expenses and capital expenditures relating to: (i) exploration properties; and (ii) future exploration property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Gary Powers, our principal executive officer, and William Thomas, our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of November 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of November 30, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

On December 6, 2011 the British Columbia Supreme Court (the "Court") issued Reasons for Judgment (the "Reasons for Judgment") granting an injunction against both Mr. Jivraj and Mercer BC, enjoining each of them from taking any steps to interfere with the Company's role as operator of the Guayabales Gold Project located in Colombia (the "Property") and interfering with the Option Agreement, pending completion of the arbitration proceeding commenced by the Company with respect to such matter (the "Arbitration Proceeding"). The Court has also ordered that a counterclaim filed by Mercer BC in the Court shall be stayed.

The Court rejected Mercer BC's application to stay the Arbitration Proceeding commenced by the Company. Mercer BC had argued that the Company was barred from seeking arbitration to challenge Mercer BC's termination of the Option Agreement. The Court determined that the Company was not barred and that the issues sought to be determined by the Company are appropriately advanced in the Arbitration Proceeding now being administered by the British Columbia International Commercial Arbitration Centre.

In the Reasons for Judgment, the Court has also ordered each of Mercer BC and Mr. Jivraj to disclose, within 24 hours, the names of all persons and entities with whom Mr. Jivraj has discussed a possible sale or deal concerning the Property since March 28, 2011, and to refrain from communicating with any person or entity for the purpose of discussing a possible agreement concerning the Property in a manner inconsistent with the Company's continuing role as optionee and operator of the Property, pending the Arbitration Proceeding. The Court has further restrained Mr. Jivraj from taking any steps to transfer his shares in Mercer BC and the Company to any third party.

On December 21, 2011, Mercer BC delivered a letter to the Company providing notice of default (the “Second Notice of Default”) which purported to allege default by the Company under section 2.2(c)(i) of the Option Agreement as amended by the Company and Mercer BC on or about March 22, 2011.

On December 29, 2011, the Company responded and advised Mercer BC that the Company disputes the validity of the Second Notice of Default, that it denies that such default has occurred and that it is submitting the question to arbitration.

On January 9, 2012, the Company filed a notice to arbitrate the Second Notice of Default with Mercer BC and the British Columbia International Commercial Arbitration Centre pursuant to Article 16.2 of the Option Agreement, whereby the Company is seeking: (i) a declaration that the Second Notice of Default is invalid; (ii) in the alternative, a declaration that the Company was not in default as alleged in the Second Notice of Default; and (ii) an order requiring Mercer BC to pay to the Company costs of the arbitration.

Item 1A. Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2011, the Company completed a private placement financing involving the sale of 3,000,000 common shares of the Company to seven subscribers at a subscription price of $0.10 per share for cash proceeds of $300,000. The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Regulation S.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Change filed with the Nevada Secretary of State on April 15, 2011 (14)
3.3	Certificate of Correction filed with the Nevada Secretary of State on April 28, 2011 (14)
3.4	Articles of Merger as filed with the Nevada Secretary of State on August 30, 2011(15)
3.5	Bylaws (1)
10.1	Mineral Property Staking and Purchase Agreement dated January 28, 2005 between Ancor Resources Inc. and Laurence Stephenson (1)
10.2	Nose Rock Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated September 14, 2007 (2)
10.3	Dalton Pass Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated October 5, 2007 (3)
10.4	NWT Uranium Corp. and Nu-Mex Uranium Corp. Terminate Arrangement Agreement dated February 13, 2008 (4)
10.5	Executive Services Agreement dated April 1, 2008 among Uranium International Corp., Cleary Petroleum Corp. and Richard M. Cherry (5)
10.6	Letter Option Agreement dated December 9, 2008 between Uranium International Corp. and Geoforum Scandinavia AB (6)

Exhibit
Number	Description of Exhibit

10.7	Letter Option Agreement dated January 15, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (7)
10.8	Letter Agreement dated April 21, 2009, effective April 23, 2009, between Uranium International Corp. and Continental Precious Metals Inc. (8)
10.9	Option Agreement dated October 29, 2009 between Uranium International Corp. and Geoforum Scandinavia AB (9)
10.10	Option Agreement dated November 17, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (10)
10.11	Mineral Assets Option Agreement between Mercer Gold Corp. and Uranium International Corp., dated April 13, 2010 (11)
10.12	2010 Stock Incentive Plan (12)
10.13	Amendment to Mineral Assets Option Agreement dated December 30, 2010 (13)
Subsidiaries of the Issuer:
21.1	Subsidiaries of the Issuer: Mercer One Panama Corp. (Incorporated under the laws of the Republic of Panama) Mercer Two Panama Corp. (Incorporated under the laws of the Republic of Panama)

Certifications
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
Interactive Data File
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
(1)	Incorporated by reference from our Form SB-2, filed with the SEC on September 13, 2006.
(2)	Incorporated by reference from our Form 8-K, filed with the SEC on September 14, 2007.
(3)	Incorporated by reference from our Form 8-K, filed with the SEC on October 12, 2007.
(4)	Incorporated by reference from our Form 8-K, filed with the SEC on February 19, 2008.
(5)	Incorporated by reference from our Form 8-K, filed with the SEC on April 7, 2008.
(6)	Incorporated by reference from our Form 8-K, filed with the SEC on December 19, 2008.
(7)	Incorporated by reference from our Form 8-K, filed with the SEC on January 23, 2009.
(8)	Incorporated by reference from our Form 8-K, filed with the SEC on May 1, 2009.
(9)	Incorporated by reference from our Form 8-K, filed with the SEC on November 12, 2009.
(10)	Incorporated by reference from our Form 8-K, filed with the SEC on November 27, 2009.
(11)	Incorporated by reference from our Form 8-K, filed with the SEC on April 19, 2010.
(12)	Incorporated by reference from our Form 10-K, filed with the SEC on June 16, 2010.
(13)	Incorporated by reference from our Form 8-K, filed with the SEC on January 18, 2011.
(14)	Incorporated by reference from our Form 8-K, filed with the SEC on May 12, 2011.
(15)	Incorporated by reference from our Form 8-K, filed with the SEC on November 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESORO MINING CORP.

By:	“Gary Powers”
Gary Powers
President and Chief Executive Officer
Date: January 20, 2012

By:	“William D. Thomas”
William D. Thomas
Secretary, Treasurer and Chief Financial Officer
Date: January 20, 2012