Form 10-K
period 2012-02-29
TRESORO MINING CORP.
filed 2012-06-28
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 29, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to ________________.

Commission file number 000-52660

TRESORO MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-1769847
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

880-666 Burrard Street, Vancouver, British Columbia V6C 2G3
(Address of Principal Executive Offices)

(604) 681-3130
(Registrant’s telephone number, including area code)

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
[X] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of August 31, 2011, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.13 per share) on that date, was approximately $2,264,575

The registrant had 24,473,934 shares of common stock outstanding as of May 29, 2012.

__________

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Tresoro Mining Corp. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission” or “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “Tresoro” and the “Company” mean Tresoro Mining Corp.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

__________

__________

PART I

ITEM 1.             BUSINESS

Corporate Organization

Our company was incorporated under the laws of the State of Nevada on October 11, 2004 under the name “Ancor Resources Inc.” On June 4, 2007, we completed a forward split of our shares of common stock on the basis of five new shares of common stock for each one share of common stock outstanding on that date and increased our authorized share capital from 75,000,000 shares of common stock to 375,000,000 shares of common stock. On the same date, we merged with our wholly-owned subsidiary, Nu-Mex Uranium Corp., to change our name to Nu-Mex Uranium Corp.

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

On April 14, 2011, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a reverse split of our authorized and issued and outstanding shares of common stock on a three (3) old for one (1) new basis. Subsequently, the directors agreed it was in the best interest of the Company to amend the reverse split to a ratio of four (4) old for one (1) new such that the Company’s authorized capital was decreased from 562,500,000 shares of common stock with a par value of $0.001 to 140,625,000 shares of common stock with a par value of $0.001. Accordingly, on April 28, 2011 the Company filed a Certificate of Correction with the Nevada Secretary of State to effect the four (4) old for one (1) new reverse split.

On August 30, 2011, we filed Articles of Merger with the Nevada Secretary of State in order to merge with our wholly-owned subsidiary, Tresoro Mining Corp, and to change our name to Tresoro Mining Corp. This name change was effected on the OTC Bulletin Board on November 14, 2011, and the name change became effective under Nevada corporate law on September 15, 2011.

Our principal offices are located at 880-666 Burrard Street, Vancouver, British Columbia V6C 2G3, and our telephone number is (604) 681-3130.

General

We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of gold deposits in Colombia. As of the date of this Annual Report, our mineral interest consists of an option agreement on an exploration stage property as discussed below. We have not established any proven or probable reserves on our mineral property interest. There is no assurance that a commercially viable mineral deposit exists on our property interest. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined with respect to our mineral property interest.

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

an initial issuance of 2,500,000 shares within two business days of the Effective Date (issued on April 15, 2010); and

a final issuance of 2,500,000 shares within five business days of the Company’s prior receipt of a “technical report” (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects (“NI 43-101”) meeting certain criteria (as at February 29, 2012, no technical report has been prepared));

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
no less than a further $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2012 (incurred); and
no less than a final $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2013.

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

Location and Means of Access to Property

The Guayabales Property consists of 247.85 hectares in the Marmato Mining District of Caldas Department, Colombia. The property is located approximately 80 kilometers south of the city of Medellin (Figure 1), and is centered at approximately 1,162,000E, 1,099,000N, Colombian National Grid, Choco projection, or in geographic coordinates at latitude: 5.48 oN and longitude: 75.61 oW (Figure 2).

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
E
S
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

Property Geology

A key aspect of the geology of Guayabales is the sheared and mineralized intrusive contact zone between the Tertiary age Marmato Stock and older Paleozoic age marine sediments present in the vicinity of property. The main shear, the Encanto Zone corridor, trends roughly N60oW, is sub-vertical to steeply southwest/northwest dipping, and has widths ranging from 20 to 40 meters. Existing mine workings demonstrate approximately 500 meters of strike, and geomorphic expressions indicate approximately 1.3 kilometers of cumulative strike extent. Lesser shears and other structures are evident throughout the property and range from N 60o W to east–west in strike with sub-vertical dips. A strong rectilinear drainage pattern is present on much of the property which suggests drainages are controlled by structures parallel to the Marmato and Echandia structural trends, offset by cross-cutting faults.

Mineralization

The mineralization at Guayabales is typical of an intermediate sulfidation type gold-silver metal deposit associated with a porphyry system. This type of mineralization is similar to that found at Marmato Mountain in La Zona Alta and La Zona Baja. The intermediate sulfidation-type epithermal mineralization is superimposed on, and paragenetically later than the porphyry-style. Targets related to the precursor porphyry-style mineralization may have the potential to develop significant gold-copper–molybdenum mineralization. These types of deposits often have high exploration potential for surface and underground resources amenable to bulk mining techniques. Most of the precious metal mineralization in the Marmato District is associated with base metal sulfides or native precious metal species. Oxide mineralization may occur in the weathering zone above the sulfides but is limited, as is generally typical in the development of supergene oxidation in the Western Cordillera of Colombia. The Company is primarily targeting the bulk tonnage potential of the Guayabales property. However existing underground development and resulting production at Guayabales demonstrates significant target potential for high grade mineralization amenable to selective mining techniques. Narrow, unoxidized, vein-type portions of the main Encanto Zone, as well as subparallel zones, are actively being mined by the CMG.

The Guayabales Property covers an extensive zone of mineralization and alteration at the projected northwest extension of the Marmato and Echandia structural trends. Guayabales hosts a gold-silver mineralized corridor of shearing and veining (Encanto Zone) and high-level intrusions associated with porphyry gold (copper) mineralization (La Portada and Mill Zones).

Multiple mineralized shears are exposed in the accessible mine workings and in road cuts on the Guayabales Property. The main prospective productive zone on the property, known as the Encanto Zone, is exposed and developed in the underground workings. The Encanto structural corridor ranges from 20 to 40 meters in width, strikes N50o to N60oW and has a sub-vertical dip. This mineralized zone is sympathetic to the major mineralized fault zones along strike to the southeast at Marmato and Echandia. Other mineralized structures and shears range from a few millimeters to several meters in width, are sub-vertical, and strike from east–west to N40oW.

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

Two foreign companies are known to have conducted exploration programs on the property: a) Colombia Gold (“CG”) from 2005-2006, and b) Colombian Mines Corporation (“CMC”) from 2006-2009. CG and CMC principally focused their geologic mapping and geochemical sampling programs on Encanto Zone mines and associated underground workings that are encompassed within a 500 meter by 500 meter area. Significant mineralization was also sampled in the underground workings of the Encanto Zone hanging and footwalls. Taken together, the CMC and CG mine area sampling delineated a west-northwest trending, gold-silver mineralized corridor centered along the Encanto Zone, with dimensions of 650 meters northwest-southeast by 350 meters northeast-southwest. Much of this mineralized corridor has not been explored.

CMC’s Encanto Zone exploration work culminated in a 17 hole diamond drill program in 2008. The holes were located along 450 meters of projected Encanto Zone strike length, and had orientations that yielded approximate true thickness intercepts. The drill program yielded: a) five holes that successfully intersected the main Encanto Zone across its entire width, b) four holes that initiated penetration of the main zone, but were lost before completion, c) three holes that intersected anomalous gold-silver mineralization along trend to the northwest and southeast, and d) intercepts from a number of drill holes in the hanging and footwall of the gold zone. The CMC core drilling program successfully extended the Encanto Zone’s strike length to 500 meters, and down dip extent to 200 meters. The zone remains open along strike and to depth, with additional exploration potential within in-parallel mineralized zones in the hanging and footwall rocks.

In addition to the Encanto Zone exploration, CMC also collected 163 chip channel samples along an access road leading to the underground mining area. The road generally trends perpendicular to the west-northwest structural trend projecting onto the Guayabales property from Marmato-Echandia. CMC’s sampling discovered a broad, 600 meter wide zone of fracturing, quartz veining, anomalous copper-lead geochemistry, and gold mineralization. Taken together, CMC’s underground and road cut sampling define a 1,100 meter wide corridor of significant to anomalous gold mineralization that is on trend with Marmato-Echandia, and has the potential to host a bulk tonnage, near surface, oxide gold resource.

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

The Company’s Exploration Activities

The Company commenced exploration activities in April-May 2010, with programs that consisted of: 1) property-wide 1:5000 scale geological mapping accompanied by reconnaissance level rock sampling, 2) a systematic property-wide soil sampling campaign, 3) detailed (1:200 scale) road cut geological mapping and chip channel sampling, and 4) a core drilling campaign in the Encanto mine area that is ongoing. The Company’s work over a period of approximately nine months has established the first property-wide context for the well-known intermediate sulfidation gold-silver mineralization related to the Encanto Zone, as well as porphyry related mineralization suggested by CMC’s earlier work.

The Company’s direct project related work expenditures through 2010 were as follows:

Guayabales 2010 Exploration Expenditures
Item	Description	Cost (US$)
Geologic mapping etc.	Professional technical staff	$158,000
Consultants	Geologic field investigations & reports	$21,678
Drilling	Ongoing DDH program	$349,445
Drill Analysis	DDH assays	$9,648
Soils Geochem	Property-wide survey	$26,802
Rock Geochem	Property-wide, road cut, etc. surveys	$10,295
Geophysics	Down payment for 2011 survey	$7,000
Camp costs	Project field living	$12,768
Transport	Field travel, assay shipments, etc.	$15,794
Field labor	Local labor for pad building, maintenance, etc.	$49,014
Environmental	Required reclamation etc.	$17,800
Permitting	Water use permit	$1,000
CSR	Community supplies, education, etc.	$9,800
Total Approved Expenditures		$689,044.

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

The Company’s mapping of argillic-intermediate to argillic-potassic overprinted by +- phyllic alteration assemblages, coupled with a coincident suite of zoned geochemical anomalies, has established the 750 by 400 meter porphyry gold target. Road chip channel sampling across the gold-enriched porphyry has consistently yielded average grades in the range of 0.24 to 0.28 g/t gold.

The Encanto Zone gold-silver mineralization has long been established as a viable exploration target through the work of small scale miners, as well as substantial underground sampling programs (over 1000 meters of chip channeling) by previous operators Colombian Gold and Colombian Mines Corporation. Taken together, the CMC and CG mine area sampling delineated a west-northwest trending, gold-silver mineralized corridor centered along the Encanto Zone, with dimensions of 650 meters northwest-southeast by 350 meters northeast-southwest. The Encanto Zone proper ranges from 20 to 40 meters in width, strikes N50°-60°W, and has a sub-vertical dip. CMC’s 17 hole diamond drill program increased the Encanto Zone’s down dip extent to 200 meters, with intercepts such as 21.85 meters (9.18m est. true thickness), including 3.15 meters (1.32m est. true thickness). The Company’s Encanto Zone drill program, has completed 1114.6 meters of drilling in four core holes. All four of the Company’s holes intersected the Encanto Zone. From the CMC and the Company’s drilling, the Encanto Zone remains open along strike and to depth, with additional exploration potential within in-parallel mineralized zones in the hanging and footwall rocks.

Taken together, the geologic mapping, property-wide geochemistry, drilling, and underground and road cut sampling define a 1,100 meter wide northwest trending corridor of porphyry gold (Portada and Mills Zones) and intermediate sulfidation gold-silver (Encanto Zone) mineralization. This northwest corridor is on trend with the Marmato mining complex to the southeast.

The Company’s 2010 exploration program focused on three principal goals: a) perform a property-wide assessment based upon geological mapping and geochemical sampling in order to provide context for the intermediate sulfidation gold-silver and porphyry gold styles of mineralization, as well as to define new exploration targets, b) conduct detailed road cut geological mapping and sampling to further refine the porphyry alteration and geochemical models and their relationship to gold mineralization, and c) initiate a drill campaign in the Encanto Zone to confirm previous CMC results, as well as to test for extensions along strike and down dip. The Company’s 2010 work achieved these primary objectives.

As a whole, the exploration database that has resulted from the Company’s 2010 programs, and previous work spanning from 2005 (Colombia Gold) through 2009 (Colombian Mines Corporation) is extensive from the perspective of early-stage mineral property evaluation. These data are judged to be reliable, as three different companies, working independently, have generated similar results over time. The author’s independent sampling and database checks, and review of the Company’s and CMC’s sample methods, preparation, analysis and chain of custody have further validated these results. In the case of Encanto Zone related exploration, the underground sampling has now been augmented by CMC’s and the Company’s initial drill testing. While this drilling has verified, from an exploration vantage, the continuity of Encanto gold-silver mineralization along strike and to depth, detailed geologic and grade modeling will require a tighter drill spacing (i.e., 25 m or less), careful surveying, and increasing recovery rates in the mineralized zones before a 43-101 compliant resource can be estimated. Further work on determining the structural controls and three dimensional geometries of the high grade zones should be a priority. The Encanto Zone remains open along strike and down dip, with additional, but lower priority targets occurring in the hanging and footwalls of the zone. Road cut mapping and sampling north of the underground mining area has delineated a broad zone of lower grade porphyry gold mineralization. The work to date has been conducted at a density, and is of a type to identify a viable porphyry exploration target. This is especially so considering the cover of soil and vegetation that conceals the mineralization over +95% of the property. However, additional work, including geophysics (IP, magnetics, VLF-R) and drill testing will be needed to delineate the porphyry gold zones and to further determine the distribution and grade of the mineralization.

The Company has identified a number of priority exploration targets at Guayabales. The exploration targets identified by the Company define Guayabales as a property of merit, and, in the author of the Technical Report’s view, justify a significant follow-up work program as discussed below.

Recommendations and Plan of Operations

The geologic relationship of gold-silver intermediate sulfidation to porphyry gold mineralization provides metallogenic context for the exploration targets and 2011 program for the Guayabales project. The Company’s principal exploration target is a bulk-tonnage, porphyry precious metals deposit that will be potentially amenable to open-pit mining. A second target type with upside exploration potential is the long recognized, higher-grade vein zones amenable to selective, underground mining exploitation. The potential for defining economic gold-silver mineralization of this style is clearly manifested by the presence of a number of small scale mining operations on the property.

General recommendations for the 12 month Guayabales work program are listed below:

1)

A system of umpire lab check assays should be implemented to provide additional confidence in the Company drill sample results. This QA program should concentrate on samples from mineralized intervals, but random samples of non-mineralized material should be included.

2)	A study to determine if there is a recovery versus grade sampling issue for Encanto mineralized intervals should be conducted. Efforts to improve recoveries at the rig should continue.
3)	A study of whether a coarse gold component can be identified with screen fire assay analysis of coarse rejects from mineralized Encanto Zone intervals should be conducted.
4)	Mineralized and altered zones from the CMC drilling should be re-logged and results confirmed by re- assaying the available coarse rejects.
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

8)	The current drill program should be extended to a total of 7500 meters (approximately 1100m already drilled) in order to test priority targets.
9)	A follow-up drill program of 12,000 meters to follow-up on the results of the drill program from 8) above.
10)	Underground workings should be re-mapped and check sampled to confirm earlier results. Furthermore, additional underground channel sampling should be conducted for tunnels with limited CMC or CG data.
11)	A metallurgical testing program should be carried out on fresh samples from recent drilling to characterize recoveries from gravity techniques, direct cyanidization, flotation with cyanidization, etc.

12)	All exploration data should be compiled into an integrated 3-D model in order to review results to date, plan future work, and as an input to 13) below.
13)	A resource estimate should be prepared for the Encanto mineralized corridor, as well as potential near- surface porphyry related mineralization.
14)	Additional property should be acquired in areas bounding the identified target areas and obvious extensions of mineralized trends.

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

The 2011 work program was initially focused on further drill testing of the Encanto related mineralization. Accurate surveying of drill hole and underground working locations in the Encanto mining area will allow a 3-D model of the gold-silver mineralization to be developed. Check assaying of CMC drill results, as well as underground confirmation sampling will provide additional confidence in using these data for the Encanto modeling exercise. Further, underground geologic mapping will very likely provide important new, and detailed information on the mineralizing controls of the system. Beyond the Encanto related mineralization, the geophysical surveys will provide important information on the porphyry gold system. Based upon these results, targets can be selected for drill follow-up.

The Company has subsequently decided to conduct the proposed work program over a longer period in order to adequately assess the results of work performed and to incorporate drilling results into the on-going work program. Accordingly, the revised 12 month work program for fiscal 2013 is now budgeted at approximately $1,000,000.

During fiscal 2012, the Company has been involved with legal actions pertaining to the Guayabales property as outlined below in the section titled “ITEM 3. Legal Proceedings”. As such, the Company has focused on these legal actions to protect the Guayabales property and has conducted a minimal maintenance work program while these matters are attended. The Company has filed all required quarterly technical reports on the Guayabales property to the government, maintained and provided security coverage at the camp and warehouse which stores core samples and other technical material which was obtained during the 2011 work program, paid all option payments due to Comunidad Minera Guayabales pursuant to the Underlying Option Agreement and is currently updating the NI 43-101 technical report of the property. The Company has more than fulfilled the exploration work commitment on the Guayabales property pursuant to the option agreement with MGC, which is to be a minimum of $2,000,000 in cumulative exploration costs as of December 31, 2012.

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

Colombian Mining Code-General Discussion

Mineral property rights are governed by the Colombian Mining Code, which has been subject to various changes and amendments. The oldest version applicable is Law 20 promulgated in 1969. Law 20 was superseded by decree 2655 in 1988 (the “1988 Decree”), which in turn was amended by Law 685 in 2001 (the “2001 Law”). A recent development is the amendment of the 2001 Law by Law 1382, enacted February 9, 2010. Under Colombian mining law, the holder of surface or subsurface minerals, whether operating on government or private property, is subject to the legal requirements established under the 1988 Decree, the 2001 Law, and the new (February 2010) Law 1382.

The following discussion of applicable Colombian mining laws is subject to any amendments thereto which may be effected based upon Law 1382. The Company has been advised that the new law excludes mining and exploration activity from the Pàramo ecosystem, which occurs above 3,200 meters elevation. The Guayabales Property occurs within an elevation range of 1620 to 2240 meters elevation. The Company has reviewed the Law 1382 and has determined that there is no impact on the Guayabales Property or the Company’s planned exploration program.

Under the 2001 Law, there is a single type of mineral tenure, a Concession Contract covering exploration, construction and exploitation. The initial duration of a Concession Contract is 30 years, but may be extended for up to 30 additional years. A Concession Contract has three distinct phases: exploration, construction, and exploitation.

The exploration phase lasts for the first three years of the Concession Contract, but may be extended for a term of up to two years. During this phase, the holder has the right to carry out within the given area, the studies necessary to establish the existence of the minerals. These studies should include a determination of the existence, location, geometry, and economic viability of the mineral deposit. In order to proceed to the construction phase, 30 days prior to the completion of the exploration phase, the Concession Contract holder must submit a building and works plan – Plan de Trabajas y Obras (a “PTO”) to the mining authority for approval and concurrently submit an environmental impact study – Estudio de Impacto Ambiental (an “EIA”) to the environmental authority.

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

Environmental Obligations

Exploration on a mineral tenure which exceeds prospecting, mapping and sampling, requires the submittal and approval of an Environmental Management Plan - Plan of Management Environmental (“PMA”) which must include:

(a)	the work to be done (i.e., the number of drill holes, location, direction, depth, etc);

(b)	the proposed points of diversion for water so appropriate water permits can be issued;

(c)	the location and number of settling ponds to prevent turbidity in the streams by drilling fluids; and

(d)	the location of fuel and oil storage areas, away from streams and creeks.

The preparation and filing of the PMA is normally the responsibility of the drill contractor, and is typically approved in 15 to 30 days, up to a maximum of 90 days. There is no bond requirement for exploration PMA’s, and no site reclamation is required. While PMA’s do not require any authorization or environmental permits, any such work carried out in areas designated as natural reserves according to Article 34 of the Code are to be governed by those rules and restrictions.

As discussed above, an EIA must be submitted before an environmental license will be issued. The EIA has to demonstrate the PTO’s environmental feasibility. Without approval of this study and the issuance of the corresponding Environmental License, mining and exploitation cannot commence.

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

Surface Rights And Surface Tenure

Colombian law specifically provides that the owner of a Concession Contract, exploration license or exploitation license is entitled to use so much of the surface as is necessary to carry out the activities under the given license or contract. Under normal conditions, this requires little more than speaking with the surface owner, obtaining permission and paying a reasonable fair market price for the area actually used. Colombian law grants exclusive temporary possession of mineral deposits and provides mandatory easements to ensure efficient exploration and exploitation of legal mining titles and further provides authority to impose appropriate easements as necessary both within and external to the limits of the mining title. The holder of a mining title must agree with the surface owner or other party against which such easement is enforceable, including other mining title holders, upon the time, and appropriate remuneration for the use and occupancy. Colombian law provides that the remuneration payable to the surface owner is to be based on the reasonable fair market value of the land and is not to include any value attributable to the development of the “mineral wealth”, and that it should only be for so much of the surface as is actually affected, consumed or occupied by the exploration or mining activity. Should the use of the surface affect the value of areas not subject to the easement, this loss of value will also be taken into account when fixing the remuneration payable to the land owners.

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

Employees

We do not employ any persons on a full-time or on a part-time basis. Mr. Gary Powers is our President and Chief Executive Officer, and Mr. William Thomas is our Chief Financial Officer, Secretary and Treasurer, and together they are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

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

Our properties do not contain reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration programs that we carry out will establish reserves. All of our mineral properties are in the exploration stage as opposed to the development stage and have no known body of economic mineralization. The known mineralization at these projects has not yet been determined to be economic ore, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable ore body exists on any of our mineral properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of ore. Any determination that our properties contain commercially recoverable quantities of ore may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

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

We have a history of operating losses, expect to continue to incur losses, are considered to be in the exploration stage, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred net losses totaling $(32,660,597) from October 11, 2004 (inception) to February 29, 2012. We incurred net losses totaling $(2,007,487) in the year ended February 29, 2012 and $5,547,005 in the year ended February 28, 2011. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Our common stock commenced trading on the OTC Bulletin Board on November 7, 2006 and the trading price has fluctuated. In addition to volatility associated with securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

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

Our common stock is classified as a “penny stock” under SEC rules which limits the market for our common stock.

Because the market price of the common stock has fluctuated and may trade at times at less than $5 per share, the common stock may be classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

We lease our principal office space located at 880-666 Burrard Street, Vancouver, British Columbia, V6C 2G3. This office space is for the conduct of our business operations and costs us approximately $5,000 monthly. The office and services related thereto may be cancelled at any time with a 30 day notice. The mineral properties in which we have an interest are described above under “Item 1. Business”.

ITEM 3.             LEGAL PROCEEDINGS

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

On July 11, 2011, Mercer Gold Corp. ("Mercer BC"), a privately held British Columbia company which is owned and/or controlled by Mr. Jivraj, delivered a letter to the Company which purported to allege defaults (the “First Notice of Default”) under the Company's existing Mineral Assets Option Agreement, dated for reference effective as at April 13, 2010 (the "Option Agreement"), with Mercer BC, with respect to the Guayabales Gold Project in Columbia. It is the Company's position that the allegations of default are without merit and the letter was not valid notice of default under the Option Agreement.

On July 19, 2011, the Company responded and advised Mercer BC as to its position with respect to each allegation of default in the First Notice of Default.

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

On September 20, 2011 the Company filed a notice of application against each of Mr. Jivraj and Mercer BC, seeking an injunction against Mr. Jivraj and Mercer BC to restrain them from interfering with the Company's activities as operator of the Guayabales Gold Project in Colombia and from interfering with the Company's rights as optionee under the Option Agreement, pending conclusion of arbitration.

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

On January 9, 2012, the Company filed a notice to arbitrate the Second Notice of Default with Mercer BC and the British Columbia International Commercial Arbitration Centre pursuant to Article 16.2 of the Option Agreement (“Arbitration Proceeding #2), whereby the Company is seeking: (i) a declaration that the Second Notice of Default is invalid; (ii) in the alternative, a declaration that the Company was not in default as alleged in the Second Notice of Default; and (ii) an order requiring Mercer BC to pay to the Company costs of the arbitration.

On January 13, 2012, the arbitrators (the “Arbitrators”) of the Arbitration Proceeding dealing with the First Notice of Default ordered the Company and Mercer BC to post $35,000 each as security for the Arbitrators’ fees. The Company complied with this order, however, Mercer BC has not.

On February 16, 2012, the Company applied to the Arbitration Proceeding to strike portions of Mercer BC’s defense on the basis that it raised factual issues, which were beyond the jurisdiction of the Arbitration Proceeding. The Company’s application was dismissed, however, in responding to the application, Mercer BC withdrew a further allegation of default, leaving only two remaining allegations of default from the original ten grounds of default contained in the First Notice of Default.

On February 29, 2012, the Arbitration Proceeding #2 dealing with the Second Notice of Default was settled on the basis that Mercer BC withdrew the Second Notice of Default, without prejudice to its ability to assert default on the same grounds after December 31, 2012.

On March 5, 2012, the Arbitrators provided Mercer BC with a further 14 days to comply with the payment order, however, Mercer BC failed to comply with such order.

On March 19, 2012, the Arbitrators declared the termination notice that was issued by Mercer BC to the Company on August 25, 2011 as invalid.

On May 2, 2012, the Arbitrators ordered that the Arbitration Proceedings shall be suspended until such time as Mercer BC complies with its order.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Shares of our common stock have been quoted on the OTC Bulletin Board since November 7, 2006. From November 7, 2006 to June 5, 2007 shares of our common stock were quoted on the OTC Bulletin Board under the symbol “ANCR”, from June 6, 2007 to March 10, 2008 under the symbol “NUMX”, from March 11, 2008 to June 8, 2010 under the symbol “URNI”, from June 9, 2010 to date under the symbol “MRGP” and from November 14, 2011 to the present under the symbol “TSOR”.

The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated, adjusted to give retroactive effect to stock splits.. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

OTC Bulletin Board
Quarter Ended	High	Low
February 29, 2012	$0.15	$0.03
November 30, 2011	$0.30	$0.03
August 31, 2011	$0.24	$0.08
May 31, 2011	$1.80	$0.18
February 28, 2011	$1.76	$1.324
November 30, 2010	$2.58	$0.80
August 31, 2010	$3.00	$1.20
May 31, 2010	$4.20	$1.80

The last reported sales price for our shares on the OTC Bulletin Board on June 19, 2012 was $0.031 per share. As of June 1, 2012, we had 35 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

On April 5, 2010, our Board of Directors authorized and approved the adoption of our 2010 Stock Incentive Plan (the “2010 Plan”), which superseded and replaced our 2008 Stock Incentive Plan (the “2008 Plan”) and our 2009 Stock Incentive Plan (the “2009 Plan”), except that any awards previously granted under our 2008 Plan and 2009 Plan that remained outstanding at the time of the approval of our 2010 Plan were brought forward and are now covered by the terms and conditions of the 2010 Plan. Pursuant to the 2010 Plan, the maximum number of shares which may be issued pursuant to all awards under the 2010 Plan is 3,431,875. The table set forth below presents information relating to our equity compensation plans as of February 29, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))

Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-

Equity Compensation Plans Not Approved by Security Holders

2010 Stock Incentive Plan	550,000	$2.00	2,881,875

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

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant’s continuous service only to the extent provided by the administrator under the 2010 Plan. If the administrator under the 2010 Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant’s service has been terminated for “cause”, he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2010 Plan is not complete and is qualified in its entirety by reference to the 2010 Plan, a copy of which was filed as an exhibit to our Annual Report on Form 10-K for the year ended February 28, 2010 filed with the SEC on June 16, 2010.

Recent Sales of Unregistered Securities

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

Effective February 23, 2012, the Company agreed to settle a portion of promissory notes payable debts by issuing 4,014,565 common shares fair valued at $200,728 at $0.05 per share. On March 28, 2012, the Company completed the shares-for-debt private placement involving the sale of an aggregate of 4,014,565 shares of the Company at a deemed subscription price of $0.03 per share, in settlement of an aggregate of $120,437 owed by the Company to certain shares-for-debt purchasers. The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended (the "Securities Act"), provided by Regulation S. As of February 29, 2012, the fair value of these shares-for-debt private placement were recorded as stock payable in shareholder’s equity.

ITEM 6.             SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) our audited financial statements as at and for the years ended February 29, 2012 and February 28, 2011 and the related notes; and (ii) the section of this annual report entitled “Business” that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Our Plan of Operations for the next twelve months is to pursue the recommended exploration program on the Guayabales Property, as described above under “Item 1. Business – Mineral Properties – Guayabales Property, Colombia – Recommendations and Plan of Operations.” We have decided to reduce the work program for the next 12 months while we review our forward plan in depth and estimate we will spend about $1,000,000 over the next 12 months. Further, we expect to spend approximately $300,000 in the next 12 months in office and general expenses and professional, consulting and management fees.

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1.3 million to pursue our plan of operations over the next twelve months. As of February 29, 2012, we had cash of $9,747 and a working capital deficit of $(2,964,761). We will require additional financing to pursue our plan of operations over the next twelve months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

Results of Operations

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our company for the periods indicated:

				For the period
				from the date
				of inception
				(October 11,
	For the year	For the year	For the year	2004) to
	ended Feburary	ended Feburary	ended Feburary	February 29,
	29, 2012	28, 2011	28, 2010	2012

GENERAL AND ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs (Note 4)	$-	$100,000	$25,000	$14,625,000
Amortization (Note 3)	468	867	-	1,335
Consulting fees (recovery) (Note 6)	33,463	148,577	(28,855)	361,200
Legal and accounting	464,789	294,183	94,245	1,308,829
Management fees (recovery) (Notes 6 and 10)	123,783	(24,693)	-	571,290
Marketing and promotion	42,884	156,045	1,565	251,823
Mineral property exploration expenditures (Note 4)	758,101	1,354,855	-	2,135,699
Office and miscellaneous	113,803	242,773	6,343	434,457
Rent	87,104	73,162	5,959	193,257
Salaries and benefits	9,190	-	-	9,190
Stock-based compensation (Note 8)	67,757	2,762,720	1,091,640	11,879,022
Loss on settlement of debt	160,406	-	-	160,406
Transfer agent fees	14,076	22,672	12,387	63,394
Gain on sale of property and equipment (Note 3)	(1,188)	-	-	(1,188)

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	(1,874,636)	(5,131,161)	(1,208,284)	(31,993,714)

OTHER ITEMS
Interest expense (Notes 5 and 7)	(132,363)	(415,844)	(56,645)	(666,395)

NET LOSS FOR THE PERIOD BEFORE TAXES	(2,006,999)	(5,547,005)	(1,264,929)	(32,660,109)

Taxes	(488)	-	-	(488)

NET LOSS FOR THE PERIOD	(2,007,487)	(5,547,005)	(1,264,929)	(32,660,597)

BASIC LOSS PER COMMON SHARE	$(0.11)	$(0.33)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	18,335,539	16,984,717	13,509,375

Year Ended February 29, 2012 Compared to Year Ended February 28, 2011

During the fiscal years ended February 29, 2012 and February 28, 2011 we did not generate any revenue.

During the fiscal year ended February 29, 2012 we incurred general and administrative expenses of $ 1,874,636 compared to $5,131,161 incurred during the fiscal year ended February 28, 2011. The major components of our general and administrative expenses for our fiscal years ended February 29, 2012 and February 28, 2011 consisted of the following:

  write down of mineral property acquisition costs of $Nil in 2012 (2011- $100,000) relating to the termination of the Geoforum and Trans Atlantic Metals properties in Sweden in 2011;

  consulting fees of $33,463 in 2012 (2011 – $148,577), which decreased between 2011 and 2012 due to a reduced level of exploration activity in Colombia;

  legal and accounting fees of $464,789 in 2012 (2011 - $294,183), which increased between 2011 and 2012 due to legal expenses incurred pursuant to legal actions relating to the Guayabales property in Colombia;

  marketing and promotion fees of $42,884 in 2012 (2011 - $156,045), which decreased between 2011 and 2012 as we decreased focus on these activities;

  mineral property exploration expenditures of $758,101 in 2012 (2011 - $1,354,855), which decreased between 2011 and 2012 due to a reduced level of exploration activity in Colombia;

  office and miscellaneous expenses of $113,803 in 2012 (2011 - $242,773), which decreased between 2011 and 2012 due a reduced level of operations activity;

  loss on settlement of debt of $160,406 ( 2011 – $Nil) which increased between 2011 and 2012 due to the settlement of debt with various creditors;

  stock-based compensation of $67,757 in 2012 (2011 - $2,762,720), which decreased between 2011 and 2012 due to a reduction in stock option grants.

  Our general and administrative expenses incurred during our fiscal year ended February 29, 2012 compared to our fiscal year ended February 28, 2011 decreased primarily due to a decrease in stock based compensation from $2,762,720 in 2011 to $67,757 in 2012.

During our fiscal year ended February 29, 2012, we recorded interest expense in the amount of $(132,363) (2011: $415,844)

As a result of the above, our net loss during the fiscal year ended February 29, 2012 was $2,007,487 (2011-$(5,547,005).

Liquidity and Capital Resources

As at the fiscal year ended February 29, 2012, our current assets were $9,747 (2011 - $181,944) and our current liabilities were $2,974,508 (2011 - $1,493,600), which resulted in a working capital deficiency of $2,964,761 (2011 - $1,311,656).

Total stockholders’ equity decreased from $4,058,055 for the fiscal year ended February 28, 2011 to $2,787,053 for the fiscal year ended February 29, 2012.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended February 29, 2012, net cash flows used in operating activities was ($972,012) consisting primarily of a net loss of ($2,007,487). Net cash flows used in operating activities was adjusted by $132,757 in accrued interest on the promissory notes, $468 in depreciation, $(1,188)in gain on sale of assets,, $67,757 in stock based compensation, and $160,406 in non-cash loss on settlement of debt. Net cash flows used in operating activities was further changed by $15,690 in decrease in accounts receivable, $40,120 in decrease in prepaid expenses, $550,440 in increase in accounts payable and accrued liabilities, $70,201 in increase due to related parties and ($1,176) in increase in deposit.

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

Cash Flows Used in Investing Activities

For the fiscal year ended February 29, 2012, net cash flows used in investing activities was $329,167 compared to net cash flows used in investing activities during the fiscal year ended February 28, 2011 of $423,078, in each case primarily in connection with acquisition of mineral property interests.

Cash Flows Provided by Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended February 29, 2012, net cash flows provided by financing activities was $1,184,792, compared to $2,729,534 for the fiscal year ended February 28, 2011. Cash flows from financing activities for the fiscal year ended February 29, 2012 consisted primarily of $300,000 from common shares issued for cash and $1,040,5540 from other promissory notes, $49,283 from advances from related parties, and a reduction for total payments of ($179,647) and ($25,398) to promissory notes and related parties, respectively. Cash flows from financing activities for the fiscal year ended February 28, 2011 consisted mainly of $2,050,000 from common shares issued for cash.

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

Material Commitments

As set forth above under “Item 1. Business”, we have material commitments under the Mineral Assets Option Agreement regarding the Guayabales Property in Columbia.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors’ report accompanying our February 29, 2012 and February 28, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Asset Retirement Obligations

The Company has adopted ASC 410, “Asset Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at February 29, 2012 as such obligations are currently the responsibility of the property owner until the Company exercises the option to purchase the Guayabales property in Colombia.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 29, 2012, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Foreign Currency Translation

The financial statements are presented in U.S. dollars. In accordance with ASC 830 “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To February 29, 2012, the Company has not recorded any translation adjustments into stockholders’ equity.

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

Our functional currency is the United States dollar. However, a significant portion of our business is transacted in other currencies (the Canadian dollar and the Colombian peso). As a result, we are subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

February 29, 2012

(AUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tresoro Mining Corp.

We have audited the accompanying consolidated balance sheet of Tresoro Mining Corp. (FKA: Mercer Gold Corporation) (An Exploration Stage Company) (the “Company”) as of February 29, 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended February 29, 2012. Tresoro Mining Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Tresoro Mining Corp. (FKA: Mercer Gold Corporation) (An Exploration Stage Company) for the year ended February 28, 2011 and from inception (October 11, 2004) to February 28, 2011. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended February 28, 2011 and from inception (October 11, 2004) to February 28, 2011, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tresoro Mining Corp. (FKA: Mercer Gold Corporation) (An Exploration Stage Company) as of February 29, 2012 and the results of their operations and their cash flows for the year ended February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
June 15, 2012

2580 Anthem Village Dr., Henderson, NV 89052	Member Firm with
Telephone (702) 563-1600 • Facsimile (702) 920-8049	Russell Bedford International

JAMES STAFFORD

James Stafford, Inc.
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
www.jamesstafford.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Mercer Gold Corporation (formerly Uranium International Corp.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Mercer Gold Corporation (formerly Uranium International Corp.) (An Exploration Stage Company) (the “Company”) as at 28 February 2011 and 2010 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficiency) for the years ended 28 February 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford
Vancouver, Canada	Chartered Accountants

20 May 2011 except for Note 13, as to which the date is 31 May 2011.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Audited)

	February 29,	February 28,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,747	$126,134
Accounts receivable	-	15,690
Prepaid expenses	-	40,120

TOTAL CURRENT ASSETS	9,747	181,944

Website	9,167	-
Deposit	1,176	-
Property and equipment (Note 3)	6,471	7,211
Mineral exploration properties (Note 4)	5,735,000	5,415,000

TOTAL ASSETS	$5,761,561	$5,604,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	$1,015,050	$421,486
Due to related parties (Note 6)	77,201	55,877
Promissory notes payable (and accrued interest) (Note 7 (a))	1,882,257	1,016,237

TOTAL CURRENT LIABILITIES	2,974,508	1,493,600

PROMISSORY NOTE PAYABLE (Note 7 (b))	-	52,500

TOTAL LIABILITIES	2,974,508	1,546,100

COMMITMENTS AND CONTINGENCY (Note 10)

STOCKHOLDERS’ EQUITY
Common stock (Note 8)
Authorized 140,625,000 shares of common stock, $0.001 par value Issued and outstanding 20,459,375 common shares (February 28, 2011 – 17,159,375)	20,459	17,159
Additional paid-in capital	35,226,463	34,694,006
Stock payable	200,728	-
Deficit accumulated during exploration stage	(32,660,597)	(30,653,110)

TOTAL STOCKHOLDERS’ EQUITY	2,787,053	4,058,055

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,761,561	$5,604,155

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Audited)

				For the period
				from the date
				of inception
				(October 11,
	For the year	For the year	For the year	2004) to
	ended Feburary	ended Feburary	ended Feburary	February 29,
	29, 2012	28, 2011	28, 2010	2012

GENERAL AND ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs (Note 4)	$-	$100,000	$25,000	$14,625,000
Amortization (Note 3)	468	867	-	1,335
Consulting fees (recovery) (Note 6)	33,463	148,577	(28,855)	361,200
Legal and accounting	464,789	294,183	94,245	1,308,829
Management fees (recovery) (Notes 6 and 10)	123,783	(24,693)	-	571,290
Marketing and promotion	42,884	156,045	1,565	251,823
Mineral property exploration expenditures (Note 4)	758,101	1,354,855	-	2,135,699
Office and miscellaneous	113,803	242,773	6,343	434,457
Rent	87,104	73,162	5,959	193,257
Salaries and benefits	9,190	-	-	9,190
Stock-based compensation (Note 8)	67,757	2,762,720	1,091,640	11,879,022
Loss on settlement of debt	160,406	-	-	160,406
Transfer agent fees	14,076	22,672	12,387	63,394
Gain on sale of property and equipment (Note 3)	(1,188)	-	-	(1,188)

TOTAL GENERAL AND ADMINISTRATIVE
EXPENSES	(1,874,636)	(5,131,161)	(1,208,284)	(31,993,714)

OTHER ITEMS
Interest expense (Note7)	(132,363)	(415,844)	(56,645)	(666,395)

NET LOSS FOR THE PERIOD BEFORE TAXES	(2,006,999)	(5,547,005)	(1,264,929)	(32,660,109)

Taxes	(488)	-	-	(488)

NET LOSS FOR THE PERIOD	(2,007,487)	(5,547,005)	(1,264,929)	(32,660,597)

BASIC LOSS PER COMMON SHARE	$(0.11)	$(0.33)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	18,335,539	16,984,717	13,509,375

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 29, 2012
(Expressed in U.S. Dollars)
(Audited)

					Deficit
					accumulated
	Common stock		Additional		during	Total
	Number of		paid-in	Stock	exploration	stockholders’equity
	shares	Amount	capital	Payable	stage	(deficit)

Balance, October 11, 2004 (inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.00013 per share – November 29, 2004 (Note 8)	7,500,000	7,500	(3,500)	-	-	4,000
Common stock issued for cash at $0.00013 per share – January 10, 2005 (Note 8)	4,500,000	4,500	(2,100)	-	-	2,400
Common stock issued for cash at $0.00013 per share – January 21, 2005 (Note 8)	2,812,500	2,812	12,188	-	-	15,000
Common stock issued for cash at $0.00013 per share – January 25, 2005 (Note 8)	375,000	375	1,625	-	-	2,000
Common stock issued for cash at $0.00013 per share – February 1, 2005 (Note 8)	46,875	47	2,453	-	-	2,500
Net loss for the period	-	-	-	-	(3,051)	(3,051)

Balance, February 28, 2005	15,234,375	$15,234	$10,666	$-	$(3,051)	$22,849

Net loss for the year	-	-	-	-	(12,401)	(12,401)

Balance, February 28, 2006	15,234,375	$15,234	$10,666	$-	$(15,452)	$10,448

Contributions to capital by related parties	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(64,770)	(64,770)

Balance, February 28, 2007	15,234,375	$15,234	$34,666	$-	$(80,222)	$(30,322)

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 29, 2012
(Expressed in U.S. Dollars)
(Audited)

					Deficit
					accumulated
	Common stock		Additional		during	Total
	Number of		paid-in	Stock	exploration	stockholders’equity
	shares	Amount	capital	Payable	stage	(deficit)

Balance forward, February 28, 2007	15,234,375	$15,234	$34,666	$-	$(80,222)	$(30,322)

Restricted common shares returned and cancelled (Note 8)	(3,750,000)	(3,750)	3,750	-	-	-
Common shares issued per Strathmore Option Agreement (Notes 4 and 8)	1,875,000	1,875	13,998,125	-	-	14,000,000
Commons shares issued for cash at $6.68 per share – February 26, 2008 (Note 8)	150,000	150	999,850	-	-	1,000,000
Net loss for the year	-	-	-	-	(15,075,151)	(15,075,151)

Balance, February 29, 2008	13,509,375	$13,509	$15,036,391	$-	$(15,155,373)	$(105,473)

Stock-based compensation (Note 8)	-	-	7,956,905	-	-	7,956,905
Net loss for the year	-	-	-	-	(8,685,803)	(8,685,803)

Balance forward, February 28, 2009	13,509,375	$13,509	$22,993,296	$-	$(23,841,176)	$(834,371)

Stock-based compensation (Note 8)	-	-	1,091,640	-	-	1,091,640
Net loss for the year	-	-	-	-	(1,264,929)	(1,264,929)

Balance, February 28, 2010	13,509,375	$13,509	$24,084,936	$-	$(25,106,105)	$(1,007,660)

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 29, 2012
(Expressed in U.S. Dollars)
(Audited)

	Common stock		Additional		Deficit accumulated	Total
	Number of		paid-in	Stock	during	stockholders’equity
	shares	Amount	capital	Payable	exploration stage	(deficit)

Balance forward, February 28, 2010	13,509,375	$13,509	$24,084,936	$-	$(25,106,105)	$(1,007,660)

Common shares issued for debt – April 5, 2010 at $0.20 per share (Notes 5, 7 and 8)	2,000,000	2,000	398,000	-	-	400,000
Common shares issued for cash at $2.00 per share – April 14, 2010 (Note 8)	1,025,000	1,025	2,048,975	-	-	2,050,000
Common shares issued per Mercer Option Agreement (Notes 4 and 8) – April 15, 2010	2,500,000	2,500	4,997,500	-	-	5,000,000
Common shares cancelled per Nose Rock Termination Agreement – May 28, 2010 (Notes 4 and 8)	(1,875,000)	(1,875)	1,875	-	-	-
Beneficial conversion feature (Notes 5 and 7)	-	-	400,000	-	-	400,000
Stock-based compensation (Note 8)	-	-	2,762,720	-	-	2,762,720
Net loss for the year	-	-	-	-	(5,547,005)	(5,547,005)

Balance, February 28, 2011	17,159,375	$17,159	$34,694,006	$-	$(30,653,110)	$4,058,055

Common shares issued for debt – April 4, 2011 at $0.20 per share (Notes 6, 7 and 8)	300,000	300	167,700	-	-	168,000
Common shares issued for cash at $0.10 per share – November 11, 2011 (Note 8)	3,000,000	3,000	297,000		-	300,000
Stock-based compensation (Note 8)	-	-	67,757	-	-	67,757
Stock payable	-	-	-	200,728	-	200,728
Net loss for the year	-	-	-	-	(2,007,487)	(2,007,487)

Balance, February 29, 2012, audited	20,459,375	$20,459	$35,226,463	$200,728	$(32,660,597)	$2,787,053

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Audited)

				For the period from
				the date of
	For the year ended			inception (October
	Feburary	For the year ended	For the year ended	11, 2004) to
	29, 2012	Feburary 28, 2011	Feburary 28, 2010	February 29, 2012

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the year	$(2,007,487)	(5,547,005)	$(1,264,929)	$(32,660,597)
Adjustments to reconcile net loss to net cash used in operating activities:
- Interest expense (Note 7)	132,757	406,237	56,645	657,120
- Amortization (Note 3)	468	867	-	1,335
- Contributions to capital by related parties	-	-	-	24,000
- Gain on sale of assets (Note 3)	(1,188)	-		(1,188)
- Write down of mineral property acquisition costs (Note 4)	-	100,000	25,000	14,625,000
- Write down of management fees (Notes 6 and 10)	-	(88,170)	-	(88,170)
- Stock-based compensation (Note 8)	67,757	2,762,720	1,091,640	11,879,022
- Non-cash gain on settlement of debt (Note 7)	-	(120,843)	-	(120,843)
- Non-cash loss on settlement of debt (Note 7)	160,406	-	-	160,406
Changes in operating assets and liabilities
- Decrease (increase) in accounts receivable	15,690	(15,690)	-	-
- Increse in deposit	(1,176)	-	-	(1,176)
- Decrease (increase) in prepaid expenses	40,120	(39,735)	1,275	-
- Increase (decrease) in accounts payable and accrued liabilities	550,440	291,295	(819)	996,926
- Increase (decrease) in due to related parties	70,201	70,002	3,925	323,591

NET CASH USED IN OPERATING ACTIVITIES	(972,012)	(2,180,322)	(87,263)	(4,204,574)

CASH FLOWS USED IN INVESTING ACTIVITIES
Website	(9,167)	-		(9,167)
Acquisition of mineral property interests (Note 4)	(320,000)	(415,000)	(125,000)	(1,360,000)
Acquisition of property and equipment (Note 3)	-	(8,078)	-	(8,078)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(329,167)	(423,078)	(125,000)	(1,377,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(340)	340	-
Advances from related parties (Note 7)	49,283	64,000	160,000	764,283
Other promissory notes (Note 7)	1,040,554	910,000	-	1,950,554
Repayment of related parties	(25,398)		-	(25,398)
Repayment of other promissory notes (Note 7)	(179,647)	(294,126)	-	(473,773)
Common shares issued for cash	300,000	2,050,000	-	3,375,900

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,184,792	2,729,534	160,340	5,591,566

INCREASE (DECREASE) IN CASH	(116,387)	126,134	(51,923)	9,747

CASH, BEGINNING OF PERIOD	126,134	-	51,923	-

CASH, END OF PERIOD	$9,747	$126,134	$-	$9,747

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$127,733	$-	$127,733
Cash paid for income taxes	$-	$-	$-	$-
Non-cash investing and financing activities:
Donated rent and services	$-	$-	$-	$24,000
Shares issued for exploration expenses and mineral properties	$-	$5,000,000	$-	$19,000,000
Shares issued on settlement of debts	$208,322	$400,000	$-	$658,322

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

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

Effective June 6, 2007, the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company’s common stock. Further, on March 11, 2008 the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company’s common stock. Effective May 12, 2011, the Company completed a reverse stock split by the issuance of 1 new share for each 4 outstanding shares of the Company’s common stock (Note 8). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities.” The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period.

Going Concern
The Company’s consolidated financial statements as of February 29, 2012, and for the year then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating loses since inception of $32,660,597. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Reclassifications
Certain comparative figures on the balance sheet have been reclassified in order to conform to the current year’s financial statement presentation with no effect on earnings.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligations
The Company has adopted ASC 410, “Asset Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as of February 29, 2012 as such obligations are currently the responsibility of the property owner until the Company exercises the option to purchase the Guayabales property in Colombia ( Note 4).

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

Cash and Cash Equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash and cash equivalents as of February 29, 2012 and February 28, 2011 that exceeded federally insured limits. The Company had $1,176 in restricted cash as of February 29, 2012 (2011-$Nil).

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

As of February 29, 2012, the fair value of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, amounts due to related parties and promissory notes payable approximate carrying value due to their short maturities. The fair value of the long term promissory note payable approximates the carrying value due to the terms of the note.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit Risk
Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises primarily from the Company’s cash and cash equivalents and accounts receivable. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated US financial institutions. As a result, credit risk is considered insignificant.

Currency Risk
The Company is exposed to currency risk on its acquisition and exploration expenditures on its Colombian properties since it has to convert US dollars raised through equity financing in US dollars to Colombian Pesos. The Company’s expenditures will be negatively impacted if the Colombian Pesos increases versus the US dollar.

The majority of the Company’s cash flows and financial assets and liabilities are denominated in US dollars, which is the Company’s functional and reporting currency. Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the US dollar.

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

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of February 29, 2012, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Issued Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income”. This update amends certain pending paragraphs in ASU No. 2011-05 “Presentation of Comprehensive Income”, to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In June 2011, FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-05 relates only to the presentation of comprehensive income, the Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)
NOTE 3 – PROPERTY AND EQUIPMENT AND WEBSITE

			Net Book Value
		Accumulated	February 29,	February 28,
	Cost	amortization	2012	2011

Furniture and fixtures	$649	$88	$561	$584
Website	9,167	-	9,167	-
Machinery and equipment	6,837	927	5,910	6,153
Computer equipment	-	-	-	474

	$16,653	$1,015	$15,638	$7,211

During the year ended February 29, 2012, total additions to property and equipment were $Nil (February 28, 2011 - $8,078) total additions to website were $9,761 (February 28, 2011 - $Nil) and a gain of $1,188 was recognized on the disposal of a computer (February 28, 2011 – $Nil, February 28, 2010 - $Nil).

NOTE 4 – MINERAL EXPLORATION PROPERTIES

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

an initial issuance of 2,500,000 shares within two business days of the Effective Date (issued on April 15, 2010) (Note 8); and

a final issuance of 2,500,000 shares within five business days of the Company’s prior receipt of a “technical report” (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects (“NI 43-101”) meeting certain criteria) (as at February 29, 2012, no technical report has been prepared).

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 4 – MINERAL EXPLORATION PROPERTIES (continued)

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
no less than a further $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2012 ($1,000,000 incurred); and
no less than a final $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2013

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
Pay additional $190,000 on or by January 14, 2014;
Pay additional $230,000 on or by July 14, 2014;
Pay additional $230,000 on or by January 14, 2015; and
Pay additional $2,245,000 on or by July 14, 2015.

For the year ended February 29, 2012 total mineral property exploration expenditures related to the Guayabales property were $758,101, (February 28, 2011 - $1,354,855; February 28, 2010 - $Nil) consisting of the following: business development and project generation of $Nil (February 28, 2011 - $1,097; February 28, 2010 - $Nil), camp costs and field supplies of $73,902 (2011 - $231,820; 2010 - $Nil), drilling of $267,324 (February 28, 2011 - $325,999; Feburary 28, 2010 - $Nil), mapping of $Nil (February 28, 2011 - $28; February 28, 2010 - $Nil), rental of $15,908 (February 28, 2011 - $54,033; Feburary 28, 2010 - $Nil), sampling of $52,535 (February 28, 2011 - $55,106; February 28, 2010 - $Nil), taxes and permitting of $69,607 (February 28, 2011 - $1,007; February 28, 2010 - $Nil), transportation and fuel of $50,649 (February 28, 2011 - $68,286; February 28, 2010 - $Nil), wages, consulting and management fees of $197,686 (February 28, 2011 - $596,872; February 28, 2010 - $Nil) and legal and accounting fees of $30,490 (February 28, 2011 - $20,607; February 28, 2010 - $Nil).

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 4 – MINERAL EXPLORATION PROPERTIES (continued)

(b) Geoforum Scandinavia AB Property
Effective December 9, 2008, the Company entered into a written letter option agreement with Geoforum Scandinavia AB ("Geoforum") for the exclusive option to acquire a 100% undivided interest in four mineral properties in Sweden (the "Geoforum Properties"), subject to a 3% NSR royalty ("Geoforum Letter Option Agreement"). A payment of $25,000 was required on or before the earlier of the expiration of the due diligence period or February 28, 2009 (the "Geoforum Effective Date") (accrued as of February 28, 2009 and paid on March 6, 2009). On October 29, 2009, the Company entered into a Formal Option Agreement with Geoforum (the "Geoforum Option Agreement").

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

The Board of Directors determined that it was not in the best interests of the Company and its shareholders to proceed with the acquisition and development of the Leases in accordance with the terms and provisions of the Option Agreement and the Company authorized the termination of the Geoforum Option Agreement. The Company and Geoforum agreed that the Geoforum Option Agreement would be terminated and the Company and Geoforum would be released from their respective duties and obligations. The Company has forfeited its deposit of the $50,000 paid to Geoforum which was recorded as a loss during fiscal 2011.

(c) Trans Atlantic Metals AB Property
Effective January 15, 2009, the Company entered into a written letter option agreement with Trans Atlantic Metals AG ("TAM") and its wholly owned subsidiary, T.A. Metal, Sweden AG for exclusive options to acquire up to an 80% undivided interest in four mineral properties in Sweden (collectively, the "TAM Properties"), subject to a 3% NSR royalty (the "TAM Option"). A payment of $25,000 was required on or before the earlier of the expiration of the due diligence period or February 28, 2009 (the "TAM Effective Date") (accrued as of February 28, 2009 and paid on March 2, 2009). On November 17, 2009, the Company entered into a Formal Option Agreement with TAM (the "TAM Option Agreement").

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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 4 – MINERAL EXPLORATION PROPERTIES (continued)

(c) Trans Atlantic Metals AB Property (continued)
Following the exercise of the 51% option, in order to exercise the second Option for an additional 29% interest, the Company must incur further exploration expenses of $3,000,000 prior to the seventh Anniversary Date.

The Board of Directors determined that it was not in the best interests of the Company and its shareholders to proceed with the acquisition and development of the Leases in accordance with the terms and provisions of the TAM Option Agreement and the Company authorized the termination of the TAM Option Agreement. The Company and TAM agreed that the TAM Option Agreement would be terminated and the Company and TAM would be released from their respective duties and obligations. The Company has forfeited its deposit of the $50,000 paid to TAM which was recorded as a loss during fiscal 2011.

(d) Nose Rock Property
Further to the Letter of Intent (“LOI”) which became effective June 18, 2007, the Board of Directors of the Company approved the Company’s entry into an Option and Joint Venture Agreement (the “Agreement”) effective September 14, 2007, with Strathmore Resources (US) Inc. (“Strathmore”). The Agreement set out the terms upon which the Company and Strathmore was to explore and, if warranted, develop Strathmore’s Nose Rock properties.

Pursuant to the terms of the Agreement, Strathmore had granted the Company the sole and exclusive right to acquire up to a 65% interest in Strathmore’s Nose Rock properties (collectively, the “Nose Rock Properties”), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres in consideration of:

1.

The Company paying to Strathmore $250,000 and issuing 1,875,000 common shares in the capital stock of the Company (amounts paid and common shares issued on September 14, 2007 and valued at $14,000,000) on September 14, 2007 (Note 8); and

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

The acquisition cost of $14,250,000 provided to Strathmore was initially capitalized as a tangible asset. During the year ended February 29, 2008, the Company recorded a write-down of mineral property acquisition costs of $14,250,000 related to the Nose Rock Property.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 4 – MINERAL EXPLORATION PROPERTIES (continued)

(d) Nose Rock Property (continued)
On November 18, 2008 the Company entered into a written agreement with Strathmore to terminate the Agreement. Pursuant to the terms of the termination agreement, the 1,875,000 common shares previously issued were required to be returned to the Company’s treasury for cancellation. The 1,875,000 shares were returned to treasury and cancelled on May 28, 2010 (Note 8).

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

Subject to the completion of due diligence satisfactory to the Company, the Letter Agreement was to have an initial closing on August 31, 2009 at which time the Company would:

make a cash payment of $7,500,000
issue and deliver 1,500,000 shares of the Company’s common stock (subject to a one year re-sale restriction)
issue and deliver warrants exercisable to purchase up to 250,000 shares of the Company’s common stock at the price of $4.00 per share for a period of two years from the date of issuance.

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

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

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

On March 29, 2010, the convertible promissory note in the amount of $25,000 was converted into 125,000 restricted common shares at $0.20 per share (issued on April 5, 2010) (Note 8). Interest expense of $Nil (February 28, 2011 - $25,000; February 28 2010 - $Nil) related to the unamortized discount was recognized at the date of conversion during the year ended February 28, 2011.

NOTE 6 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The balance due to related parties of $77,201 at February 29, 2012 (February 28, 2011 - $55,877) is due to a director and is unsecured, non-interest bearing and payable on demand.

During the year ended February 29, 2012, the Company paid or accrued consulting and/or management fees of $123,783 to directors and a former director of the Company (February 28, 2011 – $133,786; February 28, 2010 - $6,145).

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 6 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS (continued)

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

During the year ended February 29, 2012, the Company settled with certain directors and/or shareholders on $Nil (February 28, 2011 - $80,545) of related party debt related primarily to prior period management fee accruals for total cash consideration of $Nil (February 28, 2011 - $37,545) resulting in a gain on settlement of $Nil (February 28, 2011 - $43,000) which was recorded as a management fee recovery during the period.

On 4 April 2011, 300,000 common shares with a fair value of $168,000, were issued to a former CEO and director. Of this total amount, $7,500 is related to an advance received by the Company, $52,500 is related to settling the promissory note (Notes 7 and 8), $22,673 is related to management fees, $5,211 is related to office supplies resulting in a loss on settlement of debt of $80,115.

On April 14, 2010, the Company paid $25,000 to a former director of the Company in settlement of $102,843 of obligations that were owed by the Company. This resulted in a gain on settlement of $77,843.

During the year ended February 29, 2012, the Company reversed the accrual of management fees of $Nil (2011 - $88,170) previously due to a former CEO and director of the Company.

NOTE 7 – PROMISSORY NOTES PAYABLE

(a) Current
The promissory notes payable of $1,875,837 at February 29, 2012 (February 28, 2011 - $1,016,237) consists of principal and accrued interest of $1,743,263 (February 28, 2011 - $1,010,000) and $138,994 (February 28, 2011 - $6,237), respectively. As of February 29, 2012, $1,882,257 is secured by a non-exclusive general security agreement charging all of the Company’s present and after acquired personal property, bears interest at 10% per annum and is due on demand.

On February 23, 2012, the Company agreed to settle $120,437 of promissory note payable debts by issuing 4,014,565 common shares fair valued at $200,728 or $0.05 per share, recognizing a loss on settlement of debt of $80,291. As of February 29, 2012, these shares were recorded as stock payable.

As of February 28, 2011, $510,000 was secured by a general security agreement charging all of the Company’s present and after acquired personal property, bears interest at 10% per annum and was repayable on June 30, 2011 and upon due date became due on demand, $400,000 was unsecured, bears interest at 10% per annum and was repayable on June 30, 2011 and upon due date became due on demand and $100,000 was due to a related party, was unsecured, bears no interest and had no set terms of repayment.

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

On March 29, 2010, the convertible promissory note in the amount of $375,000 was converted into 1,875,000 restricted common shares at $0.20 per share (issued on April 5, 2010) (Note 8). Interest expense of $Nil (February 28, 2011 - $375,000; February 28, 2010 - $Nil) related to the unamortized discount was recognized at the date of conversion.

(b) Non-current
On November 19, 2010, the Company issued a promissory note with a principal value of $52,500 to a former CEO and director of the Company. The amount is unsecured, bears no interest and is due and payable on or before November 26, 2012.

On 4 April 2011, 300,000 common shares with a fair value of $168,000, were issued to a former CEO and director. Of this total amount, $7,500 is related to an advance received by the Company , $52,500 is related to settling the promissory note (Notes 7 and 8), $22,673 is related to management fees, $5,211 is related to office supplies resulting in a loss on settlement of debt of $80,115.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 8 – COMMON STOCK

Authorized
The total authorized capital is 140,625,000 common shares with par value of $0.001 per share. On June 4, 2007, the Company increased the authorized share capital from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share. On June 8, 2010, the Company filed a Certificate of Change with the Nevada Secretary of State in relation to the 1.5 for one forward split of the Company’s common shares on March 11, 2008 to effect the 1.5 for one forward split of the Company’s authorized common shares. As a result, the Company’s authorized capital was increased from 375,000,000 shares, par value of $0.001 per share, to 562,500,000 shares, par value of $0.001 per share. Effective May 12, 2011, the Company filed a Certificate of Change and Certificate of Correction with the Nevada Secretary of State in relation to the 1 for 4 reverse stock split of the Company’s common shares to effect the 1 for 4 reverse stock split of the Company’s authorized common shares (Notes 1). As a result, the Company’s authorized capital was decreased from 562,500,000 shares, par value of $0.001 per share to 140,625,000 shares, par value of $0.001 per share.

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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 8 – COMMON STOCK (continued)

Issued and Outstanding (continued)

9.	On April 5, 2010, the Company issued 2,000,000 restricted common shares at $0.20 per share pursuant to the conversions of the convertible promissory notes in the amount of $400,000 (Notes 5 and 7).

10.

On April 14, 2010, the Company issued 1,025,000 units at a price of $2.00 per unit for proceeds of $2,050,000. Each unit consists of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $4.00 per share up to April 14, 2011. As of February 29, 2012, Nil (February 28, 2011 – 512,500) of the related share purchase warrants in this series remain outstanding.

11.	On April 15, 2010, 2,500,000 common shares of the Company, valued at $5,000,000, were issued to Mercer Canada in accordance with the terms of the Mercer Option Agreement (Note 4).

12.	On 4 April 2011, 300,000 common shares with a fair value of $168,000 were issued to a former CEO and director. Of this total amount, $7,500 is related to an advance received by the Company, $52,500 is related to settling the promissory note (Notes 7 and 8) $22,673 is related to management fees, $5,211 is related to office supplies resulting in a loss on settlement of debt of $80,115.

13.	On November 11, 2011, the Company issued 3,000,000 common shares of the Company for cash proceeds of $300,000.

14.

On February 23, 2012, the Company agreed to settle $120,437 of promissory note payable debts by issuing 4,014,565 common shares fair valued at $200,728 or $0.05 per share and recongizing a loss on debt settlment of $80,291. As of February 29, 2012, these shares were recorded as stock payable.

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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 8 – COMMON STOCK (continued)

2008 Stock Option Plan (continued)
As approved by the Board of Directors, on June 14, 2010, the Company granted 75,000 stock options to a consultant of the Company at $2.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $176,178 ($2.35 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 3.28%, a dividend yield of 0% and expected volatility of 144% and has been recorded as stock-based compensation expense during the year ended February 28, 2011. Subsequent to the grant date, the Company entered into an amending agreement with the holder of the 75,000 existing stock options amending the expiry date from June 14, 2020 to August 1, 2012. The Company measured the additional compensation cost by calculating the incremental values of the modified stock options using Black-Scholes Option Model. The total fair values of the modified stock options was less than the fair values of the original Stock Options immediately before the terms were modified. The stock-based compensation expense related to this amendment of 75,000 stock options during the year ended February 28, 2011 was $Nil.

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

2010 Stock Option Plan
Effective November 30, 2010 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan (the “2010 Stock Option Plan”) for the company in the amount of 3,431,875 shares with an exercisable period up to 4 years. In the event an optionee ceases to be employed or to provide services to the Company for reasons other than cause, any stock option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No stock option granted under the Stock Option Plan is transferable. Any stock option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

Effective November 30, 2010, concurrent with the cancellation of the 2008 Stock Option Plan, 1,125,000 outstanding options were cancelled and immediately replaced with 1,125,000 options in the newly adopted 2010 Stock Option Plan. The replacement stock options have an exercise price of $2.00 per share for terms of four years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant. The Company measured the incremental compensation cost as the excess of the fair value of the modified options over the fair value of the original options immediately before the terms were modified. The incremental fair value resulting from the modification / replacement of the original options was estimated to be $151,015 which will be recorded over the vesting period of the options. A total of $37,754 relating to vested options has been recorded as stock-based compensation expense and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a average risk free interest rate of 0.45%, a average dividend yield of 0% and average expected volatility of 194% and has been recorded as stock-based compensation expense during the year ended February 28, 2011. During the year ended February 29, 2012, a total of 700,000 of these options expired and were cancelled.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 8 – COMMON STOCK (continued)

2010 Stock Option Plan (continued)
As approved by the Board of Directors, on November 30, 2010, the Company granted 337,500 stock options under the 2010 Stock Option Plan to certain directors of the Company at $2.00 per share for terms of four years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant. The total fair value of these options was estimated to be $465,048 ($1.38 per stock option) was determined using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 1.16%, a dividend yield of 0% and expected volatility of 187%. A total of $116,262 relating to vested options has been recorded as stock-based compensation expense during the year ended February 28, 2011. During the year ended February 29, 2012, a total of 225,000 of these options expired and were cancelled.

As approved by the Board of Directors, on November 30, 2010, the Company granted 50,000 stock options under the 2010 Stock Option Plan to certain consultants of the Company at $2.00 per share for terms of four years. A total of 12,500 of these stock options vested on the grant date of December 1, 2010. A total of 37,500 of these stock options vest 25% at the end of each of six, twelve and eighteen months from the date of grant. The total fair value of these options which vested during the year ended February 28, 2011 was estimated to be $17,224 ($1.38 per stock option), and was determined using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 1.16%, a dividend yield of 0% and expected volatility of 187% and has been recorded as stock-based compensation expense during the year ended February 28, 2011. During the year ended February 29, 2012, a total of 37,500 of these options expired and were cancelled. The total fair value of these options which vested during the year ended February 29, 2012 was estimated to be $1,506 ($0.16 per stock option), and was determined using the Black-Scholes Option Pricing Model with an expected life of 3.33 years, a risk free interest rate of 0.76%, a dividend yield of 0% and expected volatility of 207% and was recorded as stock-based compensation expense during the year ended February 29, 2012.

As approved by the Board of Directors, on March 14, 2011, the Company granted 93,750 stock options under the 2010 Stock Option Plan to a director of the Company at $2.00 per share for terms of five years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant. The total fair value of these options was estimated to be $126,563 ($1.35 per stock option) and was determined using the Black-Scholes Option Pricing Model with an expected life of 5 years, a risk free interest rate of 2.00%, a dividend yield of 0% and expected volatility of 145%. A total of $67,757 relating to vested options was recorded as stock-based compensation expense during the year ended February 29, 2012. During the year ended February 29, 2012, a total of 93,750 of these options expired and were cancelled.

During the year ended February 29, 2012, 1,056,250 stock options with an exercise price of $2.00, previously granted to certain officers, directors and management of the Company, expired and were cancelled.

The Company’s stock option activity for the years ended February 29, 2012 and February 28, 2011 is summarized as follows:

		Weighted average exercise	Weighted average remaining
	Number of Options	price per share	in contractual life (in years)

Balance, February 28, 2010	687,500	$2.00	9.13 years
Granted	2,825,000	2.00
Expired - cancelled	(2,000,000)	2.00
Exercised	-	-

Balance, February 28, 2011	1,512,500	2.00	3.75 years
Granted	93,750	2.00
Expired – cancelled	(1,056,250)	2.00
Exercised	-	-

Balance, February 29, 2012	550,000	$2.00	2.75 years

A total of 412,500 stock options are exercisable as of February 29, 2012.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 8 – COMMON STOCK (continued)

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

As of February 29, 2012, Nil (February 28, 2011 - 512,500) share purchase warrants are outstanding entitling the holder to purchase a common share at a price of $4.00 per share up to April 14, 2011. These share purchase warrants expired unexercised on April 14, 2011.

Shares to be issued
On February 23, 2012, the Company agreed to settle $120,437 of promissory note payable debts by issuing 4,014,565 common shares fair valued at $200,278 or $0.05 per share, recognizing a loss on settlement of debt of $80,291. As of February 29, 2012, these shares were recorded as stock payable

NOTE 9 – INCOME TAXES

The Company has losses carry forward for income tax purpose to February 29, 2012. There are no current or deferred tax expenses for the year ended February 29, 2012 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the years ended
	February 29, 2012	February 28, 2011

Deferred tax asset attributable to
Current operations	$674,967	$1,878,176
Non-deductible items	(23,037)	(1,075,611)
Less: Change in valuation allowance	(651,910)	(802,565)

Net refundable amount	$-	$-

The composition of the Company’s deferred tax asset as of February 29, 2012 and February 28, 2011 are as follows:

	February 29, 2012	February 28, 2011

Net operation loss carry-forward	$20,356,240	$18,416,978
Statutory federal income tax rate	33.93%	33.96%
Deferred tax assets	6,905,750	6,253,975
Less: Valuation allowance	(6,905,750)	(6,253,975)

Net Deferred Tax Assets	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 9 – INCOME TAXES (continued)

As of February 29, 2012, the Company has an unused net operating loss carry forward balance of approximately $20,356,240 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires as follows:

	United States	Colombia
	$	$

2025	3,051	-
2026	12,401	-
2027	40,770	-
2028	15,075,151	-
2029	728,899	-
2030	173,289	-
2031	1,603,662	-
2032	1,181,861	-
No expiry	-	1,537,156

	18,819,084	1,537,156

NOTE 10 – COMMITMENTS AND CONTINGENCY

The Company is subject to certain outstanding and future commitments related to its mineral property interests (Note 4).

During the year ended February 28, 2011, the Company wrote off amounts due to related parties of $88,170 related to the Company’s former CEO and director. Management does not consider that these amounts are payable. This write down has been recorded as a recovery of expenses and a decrease in due to related parties (Note 6).

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

On July 11, 2011, Mercer Gold Corp. ("Mercer BC"), a privately held British Columbia company which is owned and/or controlled by Mr. Jivraj, delivered a letter to the Company which purported to allege defaults (the “First Notice of Default”) under the Company's existing Mineral Assets Option Agreement, dated for reference effective as at April 13, 2010 (the "Option Agreement"), with Mercer BC, with respect to the Guayabales Gold Project in Columbia. It is the Company's position that the allegations of default are without merit and the letter was not valid notice of default under the Option Agreement.

On July 19, 2011, the Company responded and advised Mercer BC as to its position with respect to each allegation of default in the First Notice of Default.

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
(Expressed in U.S. Dollars)
(Audited)

NOTE 10 – COMMITMENTS AND CONTINGENCY (continued)

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

On September 20, 2011 the Company filed a notice of application against each of Mr. Jivraj and Mercer BC, seeking an injunction against Mr. Jivraj and Mercer BC to restrain them from interfering with the Company's activities as operator of the Guayabales Gold Project in Colombia and from interfering with the Company's rights as optionee under the Option Agreement, pending conclusion of arbitration.

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

On January 9, 2012, the Company filed a notice to arbitrate the Second Notice of Default with Mercer BC and the British Columbia International Commercial Arbitration Centre pursuant to Article 16.2 of the Option Agreement (“Arbitration Proceeding #2), whereby the Company is seeking: (i) a declaration that the Second Notice of Default is invalid; (ii) in the alternative, a declaration that the Company was not in default as alleged in the Second Notice of Default; and (ii) an order requiring Mercer BC to pay to the Company costs of the arbitration.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

NOTE 10 – COMMITMENTS AND CONTINGENCY (continued)

On January 13, 2012, the arbitrators (the “Arbitrators”) of the Arbitration Proceeding dealing with the First Notice of Default ordered the Company and Mercer BC to post $35,000 each as security for the Arbitrators’ fees. The Company complied with this order, however, Mercer BC has not.

On February 16, 2012, the Company applied to the Arbitration Proceeding to strike portions of Mercer BC’s defense on the basis that it raised factual issues, which were beyond the jurisdiction of the Arbitration Proceeding. The Company’s application was dismissed, however, in responding to the application, Mercer BC withdrew a further allegation of default, leaving only two remaining allegations of default from the original ten grounds of default contained in the First Notice of Default.

On February 29, 2012, the Arbitration Proceeding #2 dealing with the Second Notice of Default was settled on the basis that Mercer BC withdrew the Second Notice of Default, without prejudice to its ability to assert default on the same grounds after December 31, 2012.

On March 5, 2012, the Arbitrators provided Mercer BC with a further 14 days to comply with the payment order, however, Mercer BC failed to comply with such order.

On March 19, 2012, the Arbitrators declared the termination notice that was issued by Mercer BC to the Company on August 25, 2011 as invalid.

On May 2, 2012, the Arbitrators ordered that the Arbitration Proceedings shall be suspended until such time as Mercer BC complies with its order.

NOTE 11 – SEGMENTED INFORMATION

The Company’s only business activity is exploration and development of mineral properties. This activity is carried out in Colombia.

The breakdown by geographic area for the year ended February 29, 2012 is as follows:

	United States	Colombia	Total

Net loss	$1,249,618	$757,869	$2,007,487

Current assets	$9,631	$116	$9,747
Deposit	$-	$1,176	$1,176
Property and equipment and website	-	15,638	15,638
Other assets	-	5,735,000	5,735,000

Total assets	$9,631	$5,750,754	$5,761,561

The breakdown by geographic area for the year ended February 28, 2011 is as follows:

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Audited)

	United States	Colombia	Total

Net Loss	$4,766,383	$780,622	$5,547,005

Current assets	$166,238	$15,706	$181,944
Property and equipment	-	7,211	7,211
Other assets	-	5,415,000	5,415,000

Total assets	$166,238	$5,437,917	$5,604,155

NOTE 12 – SUBSEQUENT EVENTS

The following events occurred during the period from the year ended February 29, 2012 to the date the consolidated financial statements were available to be issued on:

On February 23, 2012, the Company agreed to settle $120,437 of promissory notes payable debts by issuing 4,014,695 common shares fair valued at $200,728 or $0.05 per share, recognizing a loss on settlement of debt of $80,391. As of February 29, 2012, these shares were recorded as stock payable.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 27, 2012, we formally informed James Stafford Chartered Accountants of their dismissal as our independent registered principal accountant.

During our two most recent fiscal years preceding the termination of James Stafford Chartered Accountants, and through February 27, 2012, there were no disagreements with James Stafford Chartered Accountants which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of James Stafford Chartered Accountants, would have caused James Stafford Chartered Accountants to make reference to the subject matter of the disagreements in connection with its report. James Stafford Chartered Accountants, as our principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to our Company's consolidated financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles, except that the report of James Stafford Chartered Accountants for the fiscal years ended February 28, 2011 and 2010 indicated conditions which raised substantial doubt about our Company's ability to continue as a going concern.

We provided James Stafford Chartered Accountants with a copy of this disclosure before its filing with the Securities and Exchange Commission ("SEC"). We requested that James Stafford Chartered Accountants provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of the letter provided by James Stafford Chartered Accountants was filed as Exhibit 16.1 to our Form 8-K filed on March 30, 2012.

On February 27, 2012, the Board of Directors of our Company approved and authorized the engagement of De Joya Griffith & Company, LLC, as the principal independent accountant for our Company.

During the two most recent fiscal years and through February 27, 2012, the Company had not consulted with De Joya Griffith & Company, LLC regarding any of the following:

(i) The application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that may be rendered on our Company's consolidated financial statements, and De Joya Griffith & Company, LLC did not provide either a written report or oral advice to our Company that De Joya Griffith & Company, LLC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or

(ii) The subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Gary Powers, our principal executive officer and William Thomas, our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of February 29, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of February 29, 2012.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act.

As of February 29, 2012, management assessed the effectiveness of the company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, as at February 29, 2012 such internal controls and procedures were not effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended February 29, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

On May 4, 2012, we received a cease trade order (the "CTO") from the British Columbia Securities Commission (the "BCSC"), the effect of which is limited to the Province of British Columbia. A copy of the BCSC's CTO was filed as an Exhibit to our Form 8-K filed with the SEC on May 10, 2012.

By its terms, the CTO was issued as a result of the following:

(i) Our annual information form for the year ended February 28, 2010 (the "2010 AIF"), which was filed on SEDAR pursuant to Part 6 of National Instrument 51-102 Continuous Disclosure Obligations ("NI 51-102") and section 5(c) of BC Instrument 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets ("BCI 51-509"), disclosed scientific and technical information about the Guayabales property, which is a material property to the Company, that included references to a technical report dated May 28, 2010 (the "2010 Report") that contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Guayabales Project. However, the 2010 Report does not support the disclosure or material scientific and technical information in the 2010 AIF;

(ii) Our annual information form for the year ended February 28, 2011 (the "2011 AIF") disclosed scientific and technical information about the Guayabales property and refers to an updated technical report dated February 8, 2011 (the "2011 Report") that contains certain disclosure relating to measured, indicated and inferred mineral resources estimates for the Guayabales Project. However, the Company failed to file the 2011 Report as required by section 4.2(1)(f) of National Instrument 43-101 Standards for Disclosure for Mineral Projects ("NI 43-101");

(iii) We included similar statements about mineral resources in our various Management Discussion and Analysis ("MD&A"), including those filed for all periods ending in 2010 through to present; and

(iv) A research report prepared on August 17, 2010 by a third party, which received compensation from us for such report, and is linked to a September 17, 2010 news release contains estimates of mineable reserves, gold mining revenues and current value that constitute a material change in the affairs of the Company. However, we failed to immediately issue and file a news release disclosing the nature and substance of the material change and file a material change report as required under section 7.1 of NI 51-102.

As a consequence of the CTO we are now seeking legal advice in connection with this matter, are in the process of having the necessary documentation prepared, filed and/or amended and expect to be in communication with the BCSC promptly in order to determine the exact manner in which we are able to satisfy the requirements of NI 51-102, BCI 51-509 and NI 43-101.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date hereof are as follows:

Name	Age	Position with the Company

Gary Powers	65	President, Chief Executive Officer and a director

William D. Thomas	60	Chief Financial Officer, Secretary, Treasurer and a director

Gerry Jardine	60	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Gary Powers. Mr. Powers has been our President, Chief Executive Officer and a director since July 26, 2011. Mr. Powers is a Canadian businessman with over 40 years experience working with public and private projects ranging from involvement in start-up developments, to holding executive positions with public and private enterprises. Mr. Powers' public sector experience includes board positions and senior management positions, as well as an Assistant Deputy Minister appointment with the Yukon Territorial Government. During his career, Mr. Powers has served as a Director and Officer of OTC Bulletin Board listed mining companies and he has been owner and/or executive of several private development companies in the mining, real estate, and energy sectors. He was also a partner in the development company that created the initial five ski runs on Blackcomb Mountain in British Columbia, Canada.

The Company’s Board of Directors has determined that Mr. Powers should serve as a director given his experience with public and private companies and his involvement with mining companies.

William D. Thomas. Mr. Thomas has been our Chief Financial Officer, Secretary/Treasurer and a director of our company since August 18, 2008. Mr. Thomas has over thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is also the Chief Financial Officer, Secretary, Treasurer and a Director of Mainland Resources, Inc. (OTCBB: MNLU), the Chief Financial Officer of Sono Resources Inc. (OTCBB: SRCI) and the Chief Financial Officer of Morgan Creek Energy, Inc. (OTCBB: MCKE), Nevada corporations that trade on the OTC Bulletin Board. Mr. Thomas has held various successive management positions with Kerr McGee Corporation’s China operations based in Beijing, China, ending in 2004 with his final position as Director of Business Services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007 Mr. Thomas took on the role of Chief Financial Officer for two public resource companies; Hana Mining Inc. (TSX-V: HMG) and NWT Uranium Corp (TSX-V: NWT; OTCBB: NWURF). Mr. Thomas resigned from NWT Uranium Corp. and Hana Mining Inc in July, 2008 and March, 2010 respectively.

Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999), of Kerr McGee’s China operations. While in China, Mr. Thomas was responsible for finance, including Sarbanes Oxley reporting, budgeting, treasury, procurement, taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC), and other Chinese and joint venture partners. Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in the East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee. Mr. Thomas previously worked as finance director of Kerr McGee’s UK operations based in London/Aberdeen (1992-1996), and Kerr McGee’s Canadian operations in Calgary, Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career Mr. Thomas has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee. Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee’s worldwide operations. He was most notably involved in that company’s initial entry into both China and the UK North Sea start ups of local and expatriate personnel that eventually developed into core areas (over $1 billion in value) for Kerr McGee, including the company’s first operated offshore oil fields in China (CFD 1-1) and the UK (Gryphon).

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

The Company’s Board of Directors has determined that Mr. Thomas should serve as a director given his over thirty years of experience in the finance and accounting areas for the natural resource sector and his involvement with our Company since August 2008.

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

The Company’s Board of Directors has determined that Mr. Jardine should serve as a director given his experience in assisting private and public entities with finance, development and investor relations.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

We have no significant employees other than our officers and our directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended February 29, 2012, except as disclosed below, these filings were made on a timely basis:

Name and Position	Late Reports	Transactions Not Timely Reported
Gerry Jardine, Director	1	Nil
Gary Powers, President, CEO and a director	1	1

Code of Conduct

As disclosed in our current report on Form 10-K for our year ended February 28, 2009, pursuant to the written consent of our Board of Directors dated February 11, 2009, our Board of Directors adopted a number of corporate governance documents, including a code of conduct for directors. On June 21, 2010, our Board of Directors adopted revised corporate governance documents, including a code of conduct that applies to all officers and directors. Our current code of conduct was included as an exhibit to our Annual Report on Form 10-K filed with the SEC on June 3, 2011.

Audit Committee

As of the date of filing of this Annual Report, our entire Board of Directors serves as our Audit Committee. We intend to appoint additional directors. Once we appoint such additional directors, we intend to once again establish a separate Audit Committee.

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to any of the following individuals during our fiscal years ended February 29, 2012 and February 28, 2011: (i) any person serving as our principal executive officer during our fiscal year ended February 29, 2012; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of February 29, 2012; and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as an executive officer of the Company as of February 29, 2012 (collectively, the “Named Executive Officers”):

Summary Compensation Table
Name and Principal Position	Year Ended February 29 (28),	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gary Powers, President and CEO(2)	2012 2011	43,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	43,000
William D. Thomas, Secretary, Treasurer and CFO former President and CEO(3)	2012 2011	61,783 52,320	Nil Nil	Nil Nil	Nil 124,100	Nil Nil	Nil Nil	Nil Nil	61,783 176,420
Rahim Jivraj, former President and CEO(4)	2012 2011	Nil 43,830	Nil Nil	Nil Nil	Nil 372,300	Nil Nil	Nil Nil	Nil Nil	Nil 416,130
James Stonehouse, former VP Exploration and former President and CEO (5)	2012 2011	Nil 124,541	Nil Nil	Nil Nil	Nil 215,965	Nil Nil	Nil Nil	Nil Nil	Nil 340,506

(1)	This amount represents the fair value of these stock options at the date of grant which was estimated using the Black-Scholes option pricing model.
(2)	Mr. Powers has served as our President and CEO since July 26, 2011.
(3)	Mr. Thomas served as our President and CEO from May 9, 2011 to July 26, 2011.
(4)	Mr. Jivraj served as our President and CEO from April 16, 2010 to March 28, 2011.
(4)	Mr. Stonehouse served as our VP of Exploration from September 20, 2010 to May 9, 2011 and also as our President and CEO from March 28, 2011 to May 9, 2011.

Outstanding Equity Awards as of February 29, 2012

The following table sets forth outstanding equity awards as of February 29, 2012 with respect to each of the Named Executive Officers listed in the table above:

Outstanding Equity Awards as of February 29, 2012
	Option Awards					Stock Awards
Name	Number of securities under- lying unexer- cised options exercise- able (#)	Number of securities under- lying unexer- cised options unexer- cisable (#)	Equity incentive plan awards: number of securities under- lying unexer- cised un- earned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of un- earned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of un- earned shares, units or other rights that have not vested ($)
William D. Thomas	140,625	46,875	Nil	$2.00	Dec 1/14	Nil	Nil	Nil	Nil
Gary Powers	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors during our fiscal year ended February 29, 2012:

Director Compensation During Our Year Ended February 29, 2012
				Non-	Non-
				equity	qualified
	Fees			incentive	deferred	All
Name	earned or			plan	compen-	other
	paid in	Stock	Option	compen-	sation	compen-
	cash	awards	awards	sation	earnings	sation	Total
	($)	($)	($) (6)	($)	($)	($)	($)
William D. Thomas	61,783	Nil	Nil	Nil	Nil	Nil	61,783
Gary Powers	43,000	Nil	Nil	Nil	Nil	Nil	43,000
Gerry Jardine	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Rahim Jivraj(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
James M. Stonehouse(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Devinder Randhawa(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lorne Gertner(4)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Jivraj resigned as a director on April 25, 2011.
(2)	Mr. Stonehouse resigned as a director on May 9, 2011.
(3)	Mr. Randhawa resigned as a director on March 28, 2011.
(4)	Mr. Gertner resigned as a director on April 27, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 29, 2012 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Common Stock(2)
Directors and Officers
Common Stock	Gary Powers	39,559	0.1%
Common Stock	William D. Thomas	187,500 (3)	0.6%
Common Stock	Gerry Jardine	Nil	Nil
Common Stock	All executive officers and directors as a Group (3 persons)	133,309 (3)	0.7%

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

(2)	The percentage of class is based on 24,473,934 shares of common stock issued and outstanding as of May 29, 2012.
(3)	Consists of 187,500 shares of common stock and options to purchase 187,500 shares of common stock at $2.00 per share.

Changes in Control

There has not been a change in control of the Company since the beginning of the Company’s last fiscal year.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described herein, none of the following parties (each a “Related Party”) has, since the beginning of our fiscal year ended February 29, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

any of our directors or officers;

any person proposed as a nominee for election as a director;

any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

The balance due to related parties of $77,201 at February 29, 2012 (2011 - $55,877) is due to directors (William Thomas,and Gary Powers) .

During the year ended February 29, 2012, the Company paid or accrued consulting and/or management fees of $123,783 to directors of the Company (2011 – $133,786).

Our Board of Directors reviews any proposed transactions involving Related Parties and considerers whether such transactions are fair and reasonable an in the Company’s best interests.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

James Stafford serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended February 29, 2012 and February 28, 2011. Aggregate fees for professional services rendered to us by our auditors are set forth below:

	Year Ended	Year Ended
	February 29, 2012	February 28, 2011
Audit Fees	30,359	$26,898
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
Total	$30,359	$26,898

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee (or, at the present time, the Board of Directors, which is functioning as our Audit Committee) is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor, De Joya Griffith & Company, LLC. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by De Joya Griffith & Company, LL. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by De Joya Griffith & Company, LL which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has approved all of the audit and permitted non-audit services performed by De Joya Griffith & Company, LL in the year ended February 29, 2012.

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Change filed with the Nevada Secretary of State on June 4, 2007 *
3.3	Articles of Merger as filed with the Nevada Secretary of State on June 4, 2007 (2)
3.4	Articles of Merger as filed with the Nevada Secretary of State on February 26, 2008 *
3.5	Articles of Merger as filed with the Nevada Secretary of State on May 17, 2010 (14)
3.6	Certificate of Change filed with the Nevada Secretary of State on June 8, 2010 (13)
3.7	Certificate of Change filed with the Nevada Secretary of State on April 14, 2011 (17)

3.8	Certificate of Correction filed with the Nevada Secretary of State on April 28, 2011 (17)
3.9	Articles of Merger as filed with the Nevada Secretary of State on August 30, 2011(18)
3.10	Bylaws (1)
10.1	Mineral Property Staking and Purchase Agreement dated January 28, 2005 between Ancor Resources Inc. and Laurence Stephenson (1)
10.2	Nose Rock Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated September 14, 2007 (3)
10.3	Dalton Pass Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated October 5, 2007 (4)
10.4	NWT Uranium Corp. and Nu-Mex Uranium Corp. Terminate Arrangement Agreement dated February 13, 2008 (5)
10.5	Executive Services Agreement dated April 1, 2008 among Uranium International Corp., Cleary Petroleum Corp. and Richard M. Cherry (6)
10.6	Letter Option Agreement dated December 9, 2008 between Uranium International Corp. and Geoforum Scandinavia AB (7)
10.7	Letter Option Agreement dated January 15, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (8)
10.8	Letter Agreement dated April 21, 2009, effective April 23, 2009, between Uranium International Corp. and Continental Precious Metals Inc. (9)
10.9	Option Agreement dated October 29, 2009 between Uranium International Corp. and Geoforum Scandinavia AB (10)
10.10	Option Agreement dated November 17, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (11)
10.11	Mineral Assets Option Agreement between Mercer Gold Corp. and Uranium International Corp., dated April 13, 2010 (12)
10.12	2010 Stock Incentive Plan (15)
10.13	Amendment to Mineral Assets Option Agreement dated December 30, 2010 (16)
Subsidiaries of the Issuer:
21.1	Subsidiaries of the Issuer:
Mercer One Panama Corp. (Incorporated under the laws of the Republic of Panama)
Mercer Two Panama Corp. (Incorporated under the laws of the Republic of Panama)

Certifications
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
(1)	Incorporated by reference from our Form SB-2, filed with the SEC on September 13, 2006.
(2)	Incorporated by reference from our Form 10-KSB, filed with the SEC on June 13, 2007
(3)	Incorporated by reference from our Form 8-K, filed with the SEC on September 14, 2007.
(4)	Incorporated by reference from our Form 8-K, filed with the SEC on October 12, 2007.
(5)	Incorporated by reference from our Form 8-K, filed with the SEC on February 19, 2008.
(6)	Incorporated by reference from our Form 8-K, filed with the SEC on April 7, 2008.
(7)	Incorporated by reference from our Form 8-K, filed with the SEC on December 19, 2008.
(8)	Incorporated by reference from our Form 8-K, filed with the SEC on January 23, 2009.
(9)	Incorporated by reference from our Form 8-K, filed with the SEC on May 1, 2009.

(10)	Incorporated by reference from our Form 8-K, filed with the SEC on November 12, 2009.
(11)	Incorporated by reference from our Form 8-K, filed with the SEC on November 27, 2009.
(12)	Incorporated by reference from our Form 8-K, filed with the SEC on April 19, 2010.
(13)	Incorporated by reference from our Form 8-K, filed with the SEC on June 9, 2010
(14)	Incorporated by reference from our Form 8-K, filed with the SEC on June 9, 2010
(15)	Incorporated by reference from our Form 10-K, filed with the SEC on June 16, 2010.
(16)	Incorporated by reference from our Form 8-K, filed with the SEC on January 18, 2011.
(17)	Incorporated by reference from our Form 8-K, filed with the SEC on May 12, 2011.
(18)	Incorporated by reference from our Form 8-K, filed with the SEC on November 4, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESORO MINING CORP.

By:	/s/ Gary Powers
Gary Powers
President and Chief Executive Officer
(Principal Executive Officer)
Date: June 26, 2012

By:	/s/ William D. Thomas
William D. Thomas
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date: June 26, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Powers	President, Chief Executive Officer and Director	June 26, 2012
Gary Powers

/s/ William D. Thomas	Chief Financial Officer, Secretary, Treasurer and Director	June 26, 2012
William D. Thomas

/s/ Gerry Jardine	Director	June 26, 2012
Gerry Jardine

__________