Form 10-Q
period 2012-05-31
TRESORO MINING CORP.
filed 2012-07-20
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-52660

TRESORO MINING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1769847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15710 W. Colfax Ave, Suite 201
Golden, CO	80401
(Address of principal executive offices)	(Zip Code)

(303) 235-8099
Registrant’s telephone number, including area code

880 – 666 Burrard Street, Vancouver, British Columbia V6C 2G3
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
Yes[X] No[ ]

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
Yes[ ] No[X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 24,473,940 shares of common stock as of July 16, 2012.

TRESORO MINING CORP.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
May 31, 2012

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors referred to under “Risk Factors” in our annual report on Form 10-K filed with the SEC on June 28, 2012.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Tresoro Mining Corp. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Page
Consolidated Balance Sheets as of May 31, 2012 (unaudited) and February 29, 2012	4
Unaudited Consolidated Statements of Operations for the three months ended May 31, 2012 and 2011 and for the period from inception (October 11, 2004) to May 31, 2012	5
Unaudited Consolidated Statements of Cash Flows for the three months ended May 31, 2012and 2011 and for the period from inception (October 11, 2004) to May 31, 2012	6
Unaudited Notes to Consolidated Financial Statements	7

It is the opinion of management that the unaudited interim consolidated financial statements for the three months ended May 31, 2012 and 2011 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended February 29, 2012. All adjustments are of a normal recurring nature. These unauditedinterim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 29, 2012.

TRESORO MINING CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

May 31, 2012

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRESORO MINING CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31,	February 29,
	2012	2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,305	$9,747
Prepaid expenses	31,085	-

TOTAL CURRENT ASSETS	46,390	9,747

Deposit	1,176	1,176
Property and equipment (Note 3)	12,858	15,638
Mineral exploration properties (Note 4)	5,735,000	5,735,000

TOTAL ASSETS	$5,795,424	$5,761,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	$1,019,776	$993,634
Due to related parties (Note 6)	111,100	98,617
Promissory notes payable (Note 7)	2,128,361	1,882,257

TOTAL LIABILITIES	3,259,237	2,974,508

COMMITMENTS AND CONTINGENCIES (Notes 1, 9 and 11)

STOCKHOLDERS’ EQUITY
Common stock (Note 8)
Authorized 140,625,000 shares of common stock, $0.001 par value
Issued and outstanding 24,473,940 common shares (February 28, 2011 – 20,459,375)	24,474	20,459
Additional paid-in capital	35,423,176	35,226,463
Stock payable	-	200,728
Deficit accumulated during exploration stage	(32,911,463)	(32,660,597)

TOTAL STOCKHOLDERS’ EQUITY	2,536,187	2,787,053

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,795,424	$5,761,561

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)

			For the period from
	For the three	For the three	inception (October
	months ended	months ended	11, 2004) to
	May 31,	May 31,	May 31,
	2012	2011	2012

GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition cost acquisition costs (Note 4)	$-	$-	$14,625,000
Amortization and depreciation	2,780	768	4,115
Consulting fees	-	13,000	361,200
Legal and accounting	95,015	31,050	1,403,844
Management fees (Note 6)	31,497	19,182	602,787
Marketing and promotion	-	32,776	251,823
Mineral property exploration expenditures (Note 4)	39,807	683,709	2,175,506
Office and miscellaneous	16,233	84,803	514,084
Rent	15,000	44,176	208,257
Salaries and benefits	-	-	9,190
Stock-based compensation (Note 8)	-	123,995	11,879,022
Loss on settlement of debt	-	-	160,406
Gain on sale of property and equipment	-	-	(1,188)

TOTAL GENERAL AND AMINISTRATIVE EXPENSES	(200,332)	(1,033,459)	(32,194,046)

OTHER ITEMS
Interest expense (Note 7)	(46,529)	(23,322)	(712,924)

NET LOSS FOR THE PERIOD BEFORE TAXES	$(246,861)	$(1,056,781)	$(32,906,970)

Taxes	(4,005)	-	(4,493)

NET LOSS FOR THE PERIOD	$(250,866)	$(1,056,781)	$(32,911,463)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,513,935	17,319,158

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)

			For the period
	For the three	For the three	from inception
	months ended	months ended	(October 11,
	May 31,	May 31,	2004) to May 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(250,866)	$(1,056,781)	$(32,911,463)
Adjustments to reconcile net loss to net cash used in operating activities:
- Interest expense (Note 7)	46,529	23,322	703,649
- Amortization and depreciation (Note 3)	2,780	768	4,115
- Contributions to capital by related parties	-	-	24,000
- Gain on sale of assets	-	-	(1,188)
- Write down of mineral property acquisition costs	-	-	14,625,000
- Write down of management fees	-	(27,885)	(88,170)
- Stock-based compensation (Note 8)	-	123,995	11,879,022
- Non-cash gain on settlement of debt	-	-	(120,843)
- Non-cash loss on settlement of debt	-	-	160,406
Changes in operating assets and liabilities
- Increase in accounts receivable	-	(9,626)	-
- Increase in deposits	-		(1,176)
- (Increase) decrease in prepaid expenses	(31,085)	28,359	(31,085)
- Increase (decrease) in accounts payable and accrued liabilities	26,142	533,116	1,023,068
- Increase (decrease) in due to related parties	12,483	34,507	336,074

NET CASH USED IN OPERATING ACTIVITIES	(194,017)	(350,225)	(4,398,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	(9,167)
Acquisition of mineral property interests (Note 4)	-	(75,000)	(1,360,000)
Acquisition of property and equipment (Note 3)	-	-	(8,078)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(75,000)	(1,377,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties (Note7)	-	42,200	764,283
Other promissory notes (Note 7)	304,575	-	2,255,129
Repayment of related parties	-	-	(25,398)
Repayment of other promissory notes (Note 7)	(105,000)	-	(578,773)
Common shares issued for cash / subscribed for cash	-	260,000	3,375,900

NET CASH PROVIDED BY FINANCING ACTIVITIES	199,575	302,200	5,791,141

INCREASE (DECREASE) IN CASH	5,558	(123,025)	15,305

CASH, BEGINNING OF PERIOD	9,747	126,134	-

CASH, END OF PERIOD	$15,305	$3,109	$15,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$127,733
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing activities:
Donated rent and services	$-	$-	$240,000
Shares issued for exploration expenses and mineral properties	$-	$-	$1,900,000
Shares issued on settlement of debts	$-	$60,000	$658,322

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
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

Going Concern
The Company’s interim consolidated financial statements as at May 31, 2012, and for the period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating losses since inception of $32,911,463. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Interim Consolidated Financial Statements
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended February 29, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Operating results for the three months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending February 28, 2013.

Reclassifications
Certain comparative figures on the balance sheet as of February 29, 2012 have been reclassified in order to conform to the current year’s financial statement presentation with no effect on earnings.

In the prior year, the Company recorded website in the amount of, $9,167 and property and equipment of $6,471 separately, this has been reclassified and combined as property and equipment. Additionally, $21,416 due to related parties which was previously included in accounts payable is now reported separately in the balance sheet as due to related parties. The reclassification had no impact on the Company’s financial condition, results of operations or cash flows.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Basis of Presentation
The accounting and reporting policies of the Company conform to U.S. GAAP applicable to exploration stage enterprises. The functional currency is the U.S. dollar, and the consolidated financial statements are presented in U.S. dollars.

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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash and cash equivalents as of May 31, 2012 and February 29, 2012 that exceeded federally insured limits. The Company had $1,176 in restricted cash as of May 31, 2012 (February 29, 2012 - $1,176).

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

As at May 31, 2012, the fair value of cash and cash equivalents, amounts receivables, accounts payable, amounts due to related parties and promissory notes payable approximate carrying value due to their short maturities. The fair value of the long term promissory note payable approximates the carrying value due to the terms of the note.

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – PROPERTY AND EQUIPMENT

		Accumulated	Net Book Value
		Depreciation/	May 31,	February 29,
	Cost	Amortization	2012	2012

Furniture and fixtures	$649	$116	$533	$561
Website	9,167	2,500	6,667	9,167
Machinery and equipment	6,837	1,179	5,658	5,910

	$16,653	$3,795	$12,858	$15,638

During the three months ended May 31, 2012 and 2011, total additions to property and equipment were $Nil (inception (October 11, 2004) through May 31, 2012 - $9,761).

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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 4 – MINERAL EXPLORATION PROPERTIES (continued)

a final issuance of 2,500,000 shares within five business days of the Company’s prior receipt of a “technical report” (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects (“NI 43-101”) meeting certain criteria) (as at May 31, 2012, no technical report has been prepared).;

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
Pay additional $160,000 on or by July 14, 2012 (Note 11);
Pay additional $160,000 on or by January 14, 2013;
Pay additional $190,000 on or by July 14, 2013;
Pay additional $190,000 on or by January 14, 2014;
Pay additional $230,000 on or by July 14, 2014;
Pay additional $230,000 on or by January 14, 2015; and
Pay additional $2,245,000 on or by July 14, 2015.

During the three months ended May 31, 2012, the Company incurred mineral properties exploration expenditures of $39,807 (2011 - $683,709).

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

NOTE 6 – DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The amounts charged to the Company for services provided have been determined by negotiation among the parties and in certain cases, are covered by signed agreements. It is the position of the management of the company that these transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

The balance due to related parties of $111,100 at May 31, 2012 (February 29, 2012 - $77,201) is due to directors, and a company controlled by a director and/or shareholder of the Company and is unsecured, non-interest bearing and payable on demand.

During the three months ended May 31, 2012, the Company paid or accrued management fees of $31,497 to directors of the Company (2011 - $19,182).

NOTE 7 – PROMISSORY NOTES PAYABLE

The promissory note payable of $2,128,361 at May 31, 2012 (February 29, 2012 - $1,882,257) consists of principal and accrued interest of $1,942,838 (February 29, 2012 - $1,743,263) and $185,523 (February 29, 2012 - $138,994), respectively. As of May 31, 2012, $2,128,361 (February 29, 2012 - $1,882,257) is secured by a non-exclusive general security agreement charging all of the Company’s present and after acquired personal property, bears interest at 10% per annum and is due on demand.

NOTE 8 – CAPITAL STOCK

Authorized
The total authorized capital is 140,625,000 common shares with par value of $0.001 per share. On June 4, 2007, the Company increased the authorized share capital from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share. On June 8, 2010, the Company filed a Certificate of Change with the Nevada Secretary of State in relation to the 1.5 for one forward split of the Company’s common shares on March 11, 2008 to effect the 1.5 for one forward split of the Company’s authorized common shares. As a result, the Company’s authorized capital was increased from 375,000,000 shares, par value of $0.001 per share, to 562,500,000 shares, par value of $0.001 per share. Effective May 12, 2011, the Company filed a Certificate of Change and Certificate of Correction with the Nevada Secretary of State in relation to the 1 for 4 reverse stock split of the Company’s common shares to effect the 1 for 4 reverse stock split of the Company’s authorized common shares (Note 1). As a result, the Company’s authorized capital was decreased from 562,500,000 shares, par value of $0.001 per share to 140,625,000 shares, par value of $0.001 per share.

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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 8 – CAPITAL STOCK (continued)

Issued and Outstanding (continued)
The total issued and outstanding capital stock is 24,473,940 commons shares with par value of $0.001 per share. The Company’s common stock issuances during the three months ended May 31, 2012 as follows:

1.

On March 22, 2012, 4,014,565 common shares of the company, valued at $200,728, were issued to settle the stock payable balance as of February 29, 2012. On February 23, 2012, the Company agreed to settle $120,437 of promissory note payable debts by issuing 4,014,565 common shares fair valued at $200,728 or $0.05 per share and recognizing a loss on debt settlement of $80,291.

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

Effective November 30, 2010, concurrent with the cancellation of the 2008 Stock Option Plan, 1,125,000 outstanding options were cancelled and immediately replaced with 1,125,000 options in the newly adopted 2010 Stock Option Plan. The replacement options have an exercise price of $2.00 per share for terms of four years. These options vest at a rate of 25% on grant and 25% at the end of each of six, twelve and eighteen months from the date of grant. The Company measured the incremental compensation cost as the excess of the fair value of the modified options over the fair value of the original options immediately before the terms were modified. The incremental fair value resulting from the modification/replacement of the original options was estimated to be $151,015 which will be recorded over the vesting period of the options. A total of $37,754 relating to vested options has been recorded as stock-based compensation expense and was determined using the Black-Scholes option pricing model with an expected life of 2 years, a average risk free interest rate of 0.45%, a average dividend yield of 0% and average expected volatility of 194% and was recorded as stock-based compensation expense during the year ended February 28, 2011. During the year ended February 29, 2012, a total of 700,000 of these options expired and were cancelled.

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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 8 – CAPITAL STOCK (continued)

During the year ended February 29, 2012, 1,056,250 stock options with an exercise price of $2.00, previously granted to certain officers, directors and management of the Company, expired and were cancelled.

The Company’s stock option activity for the three month period ended May 31, 2012 is summarized as follows:

		Weighted average exercise	Weighted average remaining
	Number of options	price per share	in contractual life (in years)

Balance, February 28, 2011	1,512,500	2.00	3.75 years
Granted	93,750	2.00	-
Expired – cancelled	(668,750)	2.00	-
Exercised	-	-	-

Balance, February 29, 2012	550,000	2.00	2.75 years
Granted	-	-	-
Expired – cancelled	(12,500)	2.00	-
Exercised	-	-	-

Balance, May 31, 2012	537,500	2.00	2.50 years

A total of 537,500 stock options are exercisable as at May 31, 2012.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On July 11, 2011, Mercer Gold Corp. (“Mercer BC”), a privately held British Columbia company which is owned and/or controlled by Mr. Jivraj, delivered a letter to the Company which purported to allege defaults (the “First Notice of Default”) under the Company’s existing Mineral Assets Option Agreement, dated for reference effective as at April 13, 2010 (the “Option Agreement”), with Mercer BC, with respect to the Guayables Gold Project in Columbia. It is the Company’s position that the allegations of default re without merit and the letter was not valid notice of default under the Option Agreement.

On July 19, 2011, the Company responded and advised Mercer BC as to its position with respect to each allegation of default in the First Notice of Default.

On August 25, 2011, Mercer BC delivered a letter to the Company, which purported to terminate the Option Agreement on the basis that the alleged defaults had not been cured. The Company regards Mercer BC’s position as without merit and considers the purported termination to be invalid. The Company intends to continue as operator of the mineral property interest underlying the project as set forth in the Option Agreement.

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 10 – SEGMENT INFORMATION

The Company’s only business activity is exploration and development of mineral properties. This activity is carried out in Colombia.

The breakdown by geographic area for the period ended May 31, 2012 is as follows:

	United States	Colombia	Total

Net loss	$223,448	$27,418	$250,866

Current assets	$43,926	$2,464	$46,390
Deposit	-	1,176	1,176
Property and equipment and website	-	12,858	12,858
Other assets	-	5,735,000	5,735,000

Total assets	$43,926	$5,751,498	$5,795,424

The breakdown by geographic area for the year ended February 29, 2012 is as follows:

	United States	Colombia	Total

Net loss	$1,249,618	$757,869	$2,007,487

Current assets	$9,631	$116	$747
Deposit	-	1,176	1,176
Property and equipment and website	-	15,638	15,638
Other assets	-	5,735,000	5,735,000

Total assets	$9,631	$5,750,754	$5,761,561

The breakdown by geographic area for the period ended May 31, 2011 is as follows:

	United States	Colombia	Total
Net loss	$476,266	$580,427	$1,056,693
Current assets	$38,105	$2,081	$40,186
Property and equipment	-	6,443	6,443
Other assets	-	5,490,000	5,490,000
Total assets	$166,238	$5,437,917	$5,536,629

NOTE 11 – SUBSEQUENT EVENTS

The following event occurred during the period from the date of the three month period ended on May 31, 2012 to the date the financial statements were available to be issued on July 20, 2012:

On July 9, 2012, the Company received an extension to July 31, 2012 for payment of the option payment due on July 14, 2012 to the Underlying Property Owner under the Underlying Option Agreement related to the Guayabales Property (Note 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2012 and 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended May 31, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referred to under the heading “Risk Factors” in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

Overview of Our Business

We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of gold deposits in Colombia. As of the date of this quarterly report, our mineral interest consists of an option agreement on an exploration stage property as discussed below. We have not established any proven or probable reserves on our mineral property interest. There is no assurance that a commercially viable mineral deposit exists on our property interest. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined with respect to our mineral property interest.

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

  an initial issuance of 2,500,000 shares within two business days of the Effective Date (issued on April 15, 2010); and

  a final issuance of 2,500,000 shares within five business days of the Company’s prior receipt of a “technical report” (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects (“NI 43-101”) meeting certain criteria); (as at May 31, 2012, no technical report has been prepared).

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
Pay additional $75,000 on or by April 14, 201l (paid);
Pay additional $75,000 on or by July 14, 201l (paid);
Pay additional $85,000 on or by October 14, 201l (paid);
Pay additional $85,000 on or by January 14, 2012 (paid);
Pay additional $160,000 on or by July 14, 2012 (Payment extended to July 31, 2012 see Exhibit 10.14);
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

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1.3 million to pursue our plan of operations over the next twelve months. As at May 31, 2012, we had cash of $15,305 and a working capital deficit of $(3,212,847). We will require additional financing to pursue our plan of operations over the next twelve months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our Company for the periods indicated:

	For the three months ended May 31, 2012 (unaudited)	For the three months ended May 31, 2011 (unaudited)	For the period from inception (October 11, 2004) to May 31, 2012 (unaudited)

GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$-	$-	$14,625,000
Amortization and depreciation	2,780	768	4,115
Consulting fees	-	13,000	361,200
Legal and accounting	95,015	31,050	1,403,844
Management fees	31,497	19,182	602,787
Marketing and promotion	-	32,776	251,823
Mineral property exploration expenditures	39,807	683,709	2,175,506
Office and miscellaneous	16,233	84,803	514,084
Rent	15,000	44,176	208,257
Stock-based compensation	-	123,995	11,879,022
Loss on settlement of debt	-	-	160,406
Salaries and benefits	-	-	9,190
Gain on sale of property and equipment	-	-	(1,188)

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	200,332	1,033,549	32,194,046

OTHER ITEMS
Interest expense	(46,529)	(23,322)	(712,924)

NET LOSS FOR THE PERIOD BEFORE TAXES	$(246,861)	$(1,056,781)	$(32,906,970)
Taxes	(4,005)	-	(4,493)
NET LOSS FOR THE PERIOD	$(250,866)	$(1,056,781)	$(32,911,463)

Three Months Ended May 31, 2012 Compared to Three Months Ended May 31, 2011

During the three months ended May 31, 2012 and May 31, 2011 we did not generate any revenue.

During the three months ended May 31, 2012 we incurred general and administrative expenses of $200,332 compared to $1,033,459 incurred during the three months ended May 31, 2011. The major components of our general and administrative expenses for the three months ended May 31, 2012 and 2011 consisted of the following:

  consulting fees of $Nil in 2012 (2011 - $13,000), which decreased between 2011 and 2012 due to a reduced level of exploration activity in Colombia;

  legal and accounting fees of $95,015 in 2012 (2011 – $31,050), which increased between 2011 and 2012 due to legal actions related to the Guayabales property;

  management fees of $31,497 in 2012 (2011 - $19,182), which increased between 2011 and 2012 due to one additional director;

  marketing and promotion costs of $Nil in 2012 (2011 - $32,776), which decreased between 2011 and 2012 as we decreased focus on these activities;

  mineral property exploration expenditures of $39,807 in 2012 (2011 - $683,709), which decreased between 2011 and 2012 due to decreased exploration activity on the Guayabales property;

  office and miscellaneous expenses of $16,233 in 2012 (2011 – $84,803), which decreased between 2011 and 2012 due to decreased activity on the Guayabales property;

  rent of $15,000 in 2012 (2011 - $44,176) which decreased from 2011 to 2012 as we decreased our activity on the Guayabales property; and

  stock-based compensation of $Nil in 2012 (2011 - $123,995), which decreased between 2011 and 2012 due to reduced issuance of stock options.

Our general and administrative expenses incurred during the three months ended May 31, 2012 compared to the three months ended May 31, 2011 decreased primarily due to a decrease in exploration activity on the Guayabales property offset somewhat by increased legal fees for legal actions related to the Guayabales property.

During the three months ended May 31, 2012, we recorded interest expense in the amount of $(46,529) (2011: $(23,322)) and taxes of $(4,005) ( 2011-$Nil).

As a result of the above, our net loss during the three months ended May 31, 2012 was $(250,866) (2011-$(1,056,781)).

Liquidity and Capital Resources

As at May 31, 2012, our current assets were $46,390 (February 29, 2012 - $9,747) and our current liabilities were $3,259,237 (February 29, 2012 - $2,974,508), which resulted in a working capital deficit of $(3,212,847) compared to a working capital deficit of $(2,964,761) at February 29, 2012.

Total Stockholders’ equity decreased from $2,787,053 at February 29, 2012 to $2,536,187 at May 31, 2012.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended May 31, 2012, net cash flows used in operating activities was ($194,017) consisting primarily of a net loss of ($250,866). Net cash flows used in operating activities was adjusted by $46,529 in accrued interest on the promissory notes and $2,780 in depreciation of property and equipment. Net cash flows used in operating activities was further changed by ($31,085) in increase in prepaid expenses, $26,142 in increase of accounts payable and accrued liabilities, and $12,483 in increase in due to related parties.

For the three months ended May 31, 2011, net cash flows used in operating activities was ($350,137) consisting primarily of a net loss of ($1,056,693). Net cash flows used in operating activities was adjusted by $23,322 in accrued interest on the promissory notes, depreciation of $768, a write down of management fees of $(27,885) and $123,995 in stock based compensation. Net cash flows used in operating activities was further changed by ($9,626) in increase in accounts receivable, $28,359 for decrease in prepaid expenses, $533,116 for increase in accounts payable and accrued liabilities and $34,507 in increase due to related parties.

Cash Flows Used in Investing Activities

For the three months ended May 31, 2012, net cash flows used in investing activities was $Nil compared to net cash flows used in investing activities during the three months ended May 31, 2011 of ($75,000). This change was primarily as a result of option payments to Mercer Canada for the Guayabales Property in 2011.

Cash Flows Provided by Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months ended May 31, 2012, net cash flows provided from financing activities was $199,575 compared to $302,200 for the three months ended May 31, 2011. Cash flows from financing activities for the three months ended May 31, 2012 consisted of $304,575 in advances on promissory notes and $105,000 in repayment on promissory notes. Cash flows from financing activities for the three months ended May 31, 2011 consisted of $42,200 in advances on promissory notes and $260,000 for common shares issued for cash.

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

Asset Retirement Obligations

The Company has adopted ASC 410, “Asset Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at May 31, 2012.

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

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash and cash equivalents as of May 31, 2012 and February 29, 2012 that exceeded federally insured limits.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2012, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our principal executive officer, Gary Powers, and our principal financial officer, William Thomas, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Gary Powers, our principal executive officer, and William Thomas, our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of May 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2012.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

On May 2, 2012, the Arbitrators ordered that the Arbitration Proceedings shall be suspended until such time as Mercer BC complies with its order. Item 1A. Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended February 29, 2012, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently consider to be immaterial, may also prove to be material and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Change filed with the Nevada Secretary of State on June 4, 2007 (19)
3.3	Articles of Merger as filed with the Nevada Secretary of State on June 4, 2007 (2)
3.4	Articles of Merger as filed with the Nevada Secretary of State on February 26, 2008 (19)
3.5	Articles of Merger as filed with the Nevada Secretary of State on May 17, 2010 (14)
3.6	Certificate of Change filed with the Nevada Secretary of State on June 8, 2010 (13)
3.7	Certificate of Change filed with the Nevada Secretary of State on April 14, 2011 (17)
3.8	Certificate of Correction filed with the Nevada Secretary of State on April 28, 2011 (17)
3.9	Articles of Merger as filed with the Nevada Secretary of State on August 30, 2011(18)
3.10	Bylaws (1)
10.1	Mineral Property Staking and Purchase Agreement dated January 28, 2005 between Ancor Resources Inc. and Laurence Stephenson (1)
10.2	Nose Rock Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated September 14, 2007 (3)
10.3	Dalton Pass Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated October 5, 2007 (4)
10.4	NWT Uranium Corp. and Nu-Mex Uranium Corp. Terminate Arrangement Agreement dated February 13, 2008 (5)
10.5	Executive Services Agreement dated April 1, 2008 among Uranium International Corp., Cleary Petroleum Corp. and Richard M. Cherry (6)
10.6	Letter Option Agreement dated December 9, 2008 between Uranium International Corp. and Geoforum Scandinavia AB (7)
10.7	Letter Option Agreement dated January 15, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (8)
10.8	Letter Agreement dated April 21, 2009, effective April 23, 2009, between Uranium International Corp. and Continental Precious Metals Inc. (9)
10.9	Option Agreement dated October 29, 2009 between Uranium International Corp. and Geoforum Scandinavia AB (10)
10.10	Option Agreement dated November 17, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (11)
10.11	Mineral Assets Option Agreement between Mercer Gold Corp. and Uranium International Corp., dated April 13, 2010 (12)
10.12	2010 Stock Incentive Plan (15)
10.13	Amendment to Mineral Assets Option Agreement dated December 30, 2010 (16)
10.14	Letter Agreement for Extension of July 14, 2012 Payment to July 31, 2012 between Mercer Two Panama Corp. and Comunidad Minera Guayabales, dated July 9, 2012 *

Subsidiaries of the Issuer:
21.1	Subsidiaries of the Issuer:
Mercer One Panama Corp. (Incorporated under the laws of the Republic of Panama)
Mercer Two Panama Corp. (Incorporated under the laws of the Republic of Panama)

Certifications
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *

Exhibit
Number	Description of Exhibit
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
(1)	Incorporated by reference from our Form SB-2, filed with the SEC on September 13, 2006.
(2)	Incorporated by reference from our Form 10-KSB, filed with the SEC on June 13, 2007
(3)	Incorporated by reference from our Form 8-K, filed with the SEC on September 14, 2007.
(4)	Incorporated by reference from our Form 8-K, filed with the SEC on October 12, 2007.
(5)	Incorporated by reference from our Form 8-K, filed with the SEC on February 19, 2008.
(6)	Incorporated by reference from our Form 8-K, filed with the SEC on April 7, 2008.
(7)	Incorporated by reference from our Form 8-K, filed with the SEC on December 19, 2008.
(8)	Incorporated by reference from our Form 8-K, filed with the SEC on January 23, 2009.
(9)	Incorporated by reference from our Form 8-K, filed with the SEC on May 1, 2009.
(10)	Incorporated by reference from our Form 8-K, filed with the SEC on November 12, 2009.
(11)	Incorporated by reference from our Form 8-K, filed with the SEC on November 27, 2009.
(12)	Incorporated by reference from our Form 8-K, filed with the SEC on April 19, 2010.
(13)	Incorporated by reference from our Form 8-K, filed with the SEC on June 9, 2010
(14)	Incorporated by reference from our Form 8-K, filed with the SEC on June 9, 2010
(15)	Incorporated by reference from our Form 10-K, filed with the SEC on June 16, 2010.
(16)	Incorporated by reference from our Form 8-K, filed with the SEC on January 18, 2011.
(17)	Incorporated by reference from our Form 8-K, filed with the SEC on May 12, 2011.
(18)	Incorporated by reference from our Form 8-K, filed with the SEC on November 4, 2011.
(19)	Incorporated by reference from our Form 10-K, filed with the SEC on June 28, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESORO MINING CORP.

By:	/s/ William D. Thomas
William D. Thomas
Chief Financial Officer, Secretary, Treasurer and a
Director
(Principal Financial Officer and Principal Accounting
Officer)
Date: July 19, 2012