Form 10-Q
period 2012-08-31
TRESORO MINING CORP.
filed 2012-10-19
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52660

TRESORO MINING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1769847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 – 666 Burrard Street
Vancouver British Colombia Canada	V6C 2X8
(Address of principal executive offices)	(Zip Code)

(604-681-3130
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
24,473,934 shares of common stock as of October 19, 2012.

TRESORO MINING CORP.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
August 31, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Tresoro Mining Corp. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Page

Consolidated Balance Sheets as of August 31, 2012 (unaudited) and February 29, 2012	4

Unaudited Consolidated Statements of Operations for the six months ended August 31, 2012 and 2011 and for the period from inception (October 11, 2004) to August 31, 2012	5

Unaudited Consolidated Statements of Cash Flows for the six months ended August 31, 2012and 2011 and for the period from inception (October 11, 2004) to August 31, 2012	6

Unaudited Notes to Consolidated Financial Statements	7

It is the opinion of management that the unaudited interim consolidated financial statements for the six months ended August 31, 2012 and 2011 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended February 29, 2012. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 29, 2012.

TRESORO MINING CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

August 31, 2012

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRESORO MINING CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31,	February 29,
	2012	2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,095	$9,747

TOTAL CURRENT ASSETS	1,095	9,747

Deposit	1,176	1,176
Property and equipment, net (Note 3)	10,173	15,638
Mineral exploration properties (Note 4)	5,795,000	5,735,000

TOTAL ASSETS	$5,807,444	$5,761,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	$934,859	1,015,050
Due to related parties (Note 6)	210,501	77,201
Promissory notes payable (and accrued interest) (Note 7)	2,435,720	1,882,257

TOTAL LIABILITIES	3,581,080	2,974,508

NATURE OF OPERATIONS AND BASIS OF PRESENTATION,
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT (Notes 1, 9 and 11)

STOCKHOLDERS’ EQUITY
Common stock (Note 8)
Authorized 140,625,000 shares of common stock, $0.001 par value Issued and outstanding 24,473,934 common shares (February 29, 2012 – 20,459,375)	24,474	20,459
Additional paid-in-capital	35,423,176	35,226,463
Stock payable	-	200,728
Deficit accumulated during exploration stage	(33,221,286)	(32,660,597)

TOTAL STOCKHOLDERS’ EQUITY	2,226,364	2,787,053

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,807,444	$5,761,561

The accompanying notes are an integral part of these financial statements.

TRESORO MINING CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

					For the
	For the	For the	For the	For the	period from
	three	three	six	six	inception
	months	months	months	months	(October 11,
	ended	ended	ended	ended	2004) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$-	$-	$-	$-	$14,625,000
Amortization and depreciation (recovery)	2,898	(213)	5,678	555	7,013
Consulting fees	29,185	7,000	29,185	20,000	390,385
Legal and accounting	42,017	71,417	137,032	102,468	1,445,861
Management fees (Note 6)	26,570	13,393	58,067	32,575	629,357
Marketing and promotion	-	2,814	-	35,590	251,823
Mineral property exploration expenditures (Note 4)	91,926	70,711	131,733	754,420	2,267,432
Office and miscellaneous	45,349	17,858	61,582	102,660	559,430
Rent	15,000	12,043	30,000	56,219	223,257
Salaries and benefits	-	-	-	-	9,190
Stock-based compensation (Note 8)	-	-	-	123,995	11,879,022
Loss on settlement of debt	-	-	-	-	160,406
Loss (gain) on sale of property and equipment	-	106	-	106	(1,188)

TOTAL GENERAL & AMINISTRATIVE EXPENSES	(252,945)	(195,129)	(453,277)	(1,228,588)	(32,446,988)

OTHER ITEMS
Interest expense (Note 7)	(52,629)	(24,961)	(99,158)	(48,283)	(765,553)

NET LOSS FOR THE PERIOD BEFORE TAXES	(305,574)	(220,090)	(552,435)	(1,276,871)	(33,212,541)
Taxes	(4,252)	-	(8,257)	-	(8,745)

NET LOSS FOR THE PERIOD	(309,826)	(220,090)	(560,692)	(1,276,871)	(33,221,286)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,473,940	17,159,375	24,013,252	16,598,233

The accompanying notes are an integral part of these financial statements.

TRESORO MINING CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			For the period
			from inception
	For the six	For the six	(October 11,
	months ended	months ended	2004) to August
	August 31,	August 31,	31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(560,692)	$(1,276,871)	$(33,221,286)
Adjustments to reconcile net loss to net cash used in operating activities:
- Interest expense (Note 7)	99,158	48,283	756,278
- Amortization and depreciation (Note 3)	5,678	555	7,013
- Contributions to capital by related parties	-	-	24,000
- Loss (gain) on sale of assets	-	106	(1,188)
- Write down of mineral property acquisition costs	-	-	14,625,000
- Write down of management fees	-	-	(88,170)
- Stock-based compensation (Note 8)	-	123,995	11,879,022
- Non-cash gain on settlement of debt	-	-	(120,843)
- Non-cash loss on settlement of debt	-	-	160,406
Changes in operating assets and liabilities
- Increase in amounts receivable	-	(13,509)	-
- Increase in deposits	-	-	(1,176)
- (Increase) decrease in prepaid expenses	-	11,665	-
- Increase (decrease) in accounts payable and accrued liabilities	(75,458)	612,317	921,465
- Increase (decrease) in due to related parties	133,300	14,124	456,891

NET CASH USED IN OPERATING ACTIVITIES	(398,014)	(479,335)	(4,602,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Website (Note 3)	-	-	(9,167)
Acquisition of mineral property interests (Note 4)	(60,000)	(150,000)	(1,420,000)
Sale (purchase) of property and equipment (Note 3)	(213)	486	(8,291)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(60,213)	(149,514)	(1,437,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	7,500	764,283
Other promissory notes (Note 7)	554,575	142,200	2,505,129
Repayment of related parties	-	-	(25,398)
Repayment of other promissory notes	(105,000)	(25,000)	(578,773)
Common shares issued for cash / subscribed for cash	-	400,000	3,375,900

NET CASH PROVIDED BY FINANCING ACTIVITIES	449,575	524,700	6,041,141

INCREASE (DECREASE) IN CASH	(8,652)	(104,149)	1,095

CASH, BEGINNING OF PERIOD	9,747	126,134

CASH, END OF PERIOD	$1,095	$21,985	$1,095

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
Cash paid for interest	$-	$-	$127,733
Cash paid for income taxes	$-	$-	$-
Non-cash transactions:
Donated rent and services	$-	$-	$240,000
Shares issued for mineral properties and exploration	$-	$-	$1,900,000
Shares issued on settlement of debts	$-	$60,000	$658,322

The accompanying notes are an integral part of these financial statements.

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
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

Going Concern
The Company’s interim consolidated financial statements as at August 31, 2012, and for the three and six months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred operating losses since inception of $33,214,753. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Unaudited Interim Consolidated Financial Statements
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended February 29, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending February 28, 2013.

Reclassifications
Certain comparative figures on the balance sheet have been reclassified in order to conform to the current year’s financial statement presentation with no effect on earnings

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
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

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Cash and Cash Equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash and cash equivalents as of August 31, 2012 and February 29, 2012 that exceeded federally insured limits. The Company had $1,176 in restricted cash as of August 31, 2012 (February 29, 2012 - $1,176)

Property and equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized. At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations.

Impairment of Long-Lived Assets
In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset's estimated fair value and its carrying value. As of the date of these financial statements, the Company is not aware of any items or events that would cause it to adjust the recorded value of its long-lived assets for impairment.

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

As at August 31, 2012, the fair value of cash and cash equivalents, accounts payable, amounts due to related parties and promissory notes payable approximate carrying value due to their short maturities.

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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

			Net Book Value
		Accumulated	August 31,	February 29,
	Cost	amortization	2012	2012

Furniture and fixtures	$649	213	436	$561
Website	9,167	5,000	4,167	9,167
Machinery and equipment	7,176	1,606	5,570	5,910

	$16,992	6,819	10,173	$15,638

During the six months ended August 31, 2012, total additions to property and equipment were $213 (February 29, 2012 - $9,761).

NOTE 4 – MINERAL PROPERTY COSTS

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

On April 13, 2010, the Company entered into a definitive Mineral Assets Option Agreement with Mercer Canada (the “Mercer Option Agreement”). The Mercer Option Agreement replaces the previous underlying LOI. The Mercer Option Agreement, as amended on December 30, 2010 and again on March 22, 2011, provides that, in order to exercise its Option, the Company is obligated to:

1.	Pay to Mercer Canada $200,000 immediately upon the execution of the Mercer Option Agreement (the “Effective Date”) (paid on April 14, 2010);

2.	Issue to Mercer Canada, both prior to and after the due and complete exercise of the Options, an aggregate of up to 5,000,000 restricted shares of the Company’s common stock, as follows:

-	an initial issuance of 2,500,000 shares within two business days of the Effective Date (issued on April 15, 2010); and

-

a final issuance of 2,500,000 shares within five business days of the Company’s prior receipt of a “technical report” (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects (“NI 43-101”) meeting certain criteria) (as at August 31, 2012, no technical report has been prepared);

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 4 – MINERAL PROPERTY COSTS (continued)

3.

Provide funding for or expend minimum cumulative “Expenditures” for “Exploration and Development” (as defined in the Mercer Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests of not less than $3,000,000, as follows:

	-	no less than an initial $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2011 ($1,000,000 incurred);

	-	no less than a further $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2012 ($1,000,000 incurred); and

	-	no less than a final $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2013 ( $1,000,000 incurred)

4.

Pay on Mercer Canada’s behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Mercer Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement. On July 31, 2012, the Company agreed an amended option payment schedule with the Underlying Property Owner. The Company must pay the Underlying Property Owner an aggregate of $4,000,000 in the instalments by the dates specified as follows:

-	Pay $20,000 by October 14, 2009 (paid);
-	Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);
-	Pay additional $40,000 on or by April 14, 2010 (paid);
-	Pay additional $55,000 on or by July 14, 2010 (paid);
-	Pay additional $55,000 on or by October 14, 2010 (paid);
-	Pay additional $65,000 on or by January 14, 2011 (paid);
-	Pay additional $75,000 on or by April 14, 201l (paid);
-	Pay additional $75,000 on or by July 14, 201l (paid);
-	Pay additional $85,000 on or by October 14, 201l (paid);
-	Pay additional $85,000 on or by January 14, 2012 (paid);
-	Pay additional $50,000 on or by July 31, 2012 (paid);
-	Pay additional $60,000 on or by August 9, 2012(paid);
-	Pay additional $50,000 on or by August 24, 2012(not paid pending resolution of certain legal matters);
-	Pay additional $50,000 on or by October 1, 2012; (not paid pending resolution of certain legal matters)
-	Pay additional $50,000 on or by November 1, 2012;
-	Pay additional $50,000 on or by December 1, 2012;
-	Pay additional $50,000 on or by the first of each month of 2013 and 2014 and each of the first 6 months of 2015; and
-	Pay additional $1,595,000 on or by July 14, 2015

During the three and six months ended August 31, 2012, the Company incurred mineral properties exploration expenditures of $91,926 and $131,733, respectively (2011 - $70,711 and $754,420, respectively).

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
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

The balance due to related parties of $210,501 at August 31, 2012 (February 29, 2012 - $77,201) is due to directors, and a company controlled by a director and/or shareholder of the Company and is unsecured, non-interest bearing and payable on demand.

During the three and six months ended August 31, 2012, the Company paid or accrued management fees of $26,570 and $58,067, respectively, to directors of the Company (2011 - $13,393 and $32,575, respectively).

NOTE 7 – PROMISSORY NOTES PAYABLE

The promissory note payable of $2,435,720 at August 31, 2012 (February 28, 2012 - $1,882,257) consists of principal and accrued interest of $2,192,838 (February 29, 2012 - $1,743,263) and $242,882 (February 29, 2012 - $138,994), respectively. As of August 31, 2012, $2,435,720 (February 29, 2012 - $1,882,257) is secured by a non-exclusive general security agreement charging all of the Company’s president and after acquired personal property, bears interest at 10% per annum and is due on demand.

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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 8 – CAPITAL STOCK

Issued and Outstanding (continued)
The total issued and outstanding capital stock is 24,473,934 commons shares with par value of $0.001 per share. The Company’s common stock issuances to date are as follows:

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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
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

The Company’s stock option activity for the three month period ended August 31, 2012 is summarized as follows:

		Weighted average exercise	Weighted average remaining
	Number of options	price per share	in contractual life (in years)

Balance, February 28, 2011	1,512,500	2.00	3.75 years
Granted	93,750	2.00	-
Expired – cancelled	(668,750)	2.00	-
Exercised	-	-	-

Balance, February 28, 2012	550,000	2.00	2.75 years
Granted	-	-	-
Expired – cancelled	(12,500)	2.00	-
Exercised	-	-	-

Balance, August 31, 2012	537,500	2.00	2.25 years

A total of 537,500 stock options are exercisable as at August 31, 2012. The Company did not recognize an expense related to the outstanding stock options for the period because the exercise price of the options greatly exceeds the market value at August 31, 2012.

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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

On July 11, 2011, Mercer Gold Corp. ("Mercer BC"), a privately held British Columbia company which is owned and/or controlled by Mr. Jivraj, delivered a letter to the Company which purported to allege defaults (the "First Notice of Default") under the Company's existing Mineral Assets Option Agreement, dated for reference effective as at April 13, 2010 (the "Option Agreement"), with Mercer BC, with respect to the Guayables Gold Project in Columbia. It is the Company's position that the allegations of default re without merit and the letter was not valid notice of default under the Option Agreement.

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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
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

On August 6, 2012, the Company commenced an action against Rahim Jivraj and Mercer BC in US Federal Court under Civil Action number C12-1325 MJP. The Complaint against Jivraj and Mercer BC includes Federal Securities Fraud, Controlling Person Liability, Defamation, Breach of Fiduciary Duty, and Tortious.Breach of Implied Covenant of Good Faith and Fair Dealing. The claim is for compensatory damages, which claim may exceed US $43 million, presumed defamation damages and punitive damages, and return of the ten million shares of the Company's stock held by Jivraj and his nominees, as well as legal fees and costs.

The Company delivered a notice on October 11, 2012 that in 14 days it intends to take a default judgment against Rahim Jivraj and Mercer BC.

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 10 – SEGMENTED INFORMATION

The Company’s only business activity is exploration and development of mineral properties. This activity is carried out in Colombia.

The breakdown by geographic area for the period ended August 31, 2012 is as follows:

	United States	Colombia	Total

Net loss	$423,414	$130,742	$554,156

Current assets	$1,095	$-	$1,095
Deposit	-	1,176	1,176
Property and equipment and website	-	10,173	10,173
Other assets	-	5,795,000	5,795,000

Total assets	$1,095	$5,806,349	$5,807,444

The breakdown by geographic area for the year ended February 29, 2012 is as follows:

	United States	Colombia	Total

Net loss	$1,249,618	$757,869	$2,007,487

Current assets	$9,631	$116	$747
Deposit	-	1,176	1,176
Property and equipment and website	-	15,638	15,638
Other assets	-	5,735,000	5,735,000

Total assets	$9,631	$5,750,754	$5,761,561

The breakdown by geographic area for the period ended August 31, 2011 is as follows:

	United States	Colombia	Total

Net loss	$668,375	$610,224	$1,278,599

Current assets	$79,639	$-	$79,639
Property and equipment	-	6,064	6,064
Other assets	-	5,565,000	5,565,000

Total assets	$79,639	$5,571,064	$5,650,703

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended August 31, 2012 and 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the six months ended August 31, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referred to under the heading “Risk Factors” in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

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

• an initial issuance of 2,500,000 shares within two business days of the Effective Date (issued on April 15, 2010); and
•

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

3.

Provide funding for or expend minimum cumulative “Expenditures” for “Exploration and Development” (as defined in the Definitive Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests of not less than $11,500,000 in the following manner:

•	no less than an initial $1,500,000 of the Expenditures shall be expended on the Property by December 31, 2010 (incurred);
•	no less than a further $5,000,000 of the Expenditures shall be expended on the Property by December 31, 2011; and
•	no less than a final $5,000,000 of the Expenditures shall be expended on the Property by December 31, 2012; and

4.

Pay on MGC’s behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Definitive Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement. On July 31, 2012, the Company agreed an amended option payment schedule with the Underlying Property Owner. The Company must pay the Underlying Property Owner an aggregate of $4,000,000 in the instalments by the dates specified as follows:

	•	Pay $20,000 by October 14, 2009 (paid);
	•	Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);
	•	Pay additional $40,000 on or by April 14, 2010 (paid);
	•	Pay additional $55,000 on or by July 14, 2010 (paid);
	•	Pay additional $55,000 on or by October 14, 2010 (paid);
	•	Pay additional $65,000 on or by January 14, 2011 (paid);
	•	Pay additional $75,000 on or by April 14, 201l (paid);
	•	Pay additional $75,000 on or by July 14, 201l (paid);
	•	Pay additional $85,000 on or by October 14, 201l (paid);
	•	Pay additional $85,000 on or by January 14, 2012 (paid);
	•	Pay additional $50,000 on or by July 31, 2012 (paid);
	•	Pay additional $60,000 on or by August 9, 2012(paid );
	•	Pay additional $50,000 on or by August 24, 2012(not paid pending resolution of certain legal matters);
	•	Pay additional $50,000 on or by October 1, 2012; (not paid pending resolution of certain legal matters)
	•	Pay additional $50,000 on or by November 1, 2012;
	•	Pay additional $50,000 on or by December 1, 2012;
	•	Pay additional $50,000 on or by the first of each month of 2013 and 2014 and each of the first 6 months of 2015; and
	•	Pay additional $1,595,000 on or by July 14, 2015..

On December 30, 2010, an amendment was agreed to whereby the funding for minimum cumulative “Expenditures” for “Exploration and Development” (as defined in the Definitive Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests of not less than $11,500,000 was revised in the following manner:

•	no less than an initial $750,000 of the Expenditures shall be expended on the Property by December 31, 2010 (incurred);
•	no less than a further $5,750,000 of the Expenditures shall be expended on the Property by December 31, 2011; and
•	no less than a final $5,000,000 of the Expenditures shall be expended on the Property by December 31, 2012.

On March 22, 2011, a further amendment was agreed to whereby the funding for minimum cumulative “Expenditures” for “Exploration and Development” (as defined in the Mercer Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests was reduced from $11,500,000 to $3,000,000 to be incurred in the following manner:

•	no less than an initial $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2011 (incurred);
•	no less than a further $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2012 (incurred); and
•	no less than a final $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2013 (incurred).

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

On February 16, 2011, Tresoro issued a news release that it had received an updated Technical Report on the Guayabales Gold Project, and inadvertently failed to file such updated Technical Report which was required pursuant to section 4.2(1)(f) of NI 43-101 since the annual information form for the year ended February 28, 2011 included inadvertent disclosure that the updated Technical Report contained measured, indicated and inferred mineral resource estimates for the Guayabales Project. Since Tresoro has a newly updated Technical Report, having an effective date of July 31, 2012, it will be filing this newly updated Technical Report, which was prepared by A.C.A. Howe International Limited, in the very near future instead of the previously updated Technical Report, dated February 8, 2011.

Plan of Operations

We have decided to reduce the work program for the next 12 months while we review our forward plan in depth and estimate we will spend about $1,000,000 over the next 12 months. Further, we expect to spend approximately $300,000 in the next 12 months in office and general expenses and professional, consulting and management fees.

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1.3 million to pursue our plan of operations over the next twelve months. As at August 31, 2012, we had cash of $1,095 and a working capital deficit of $(3,579,985). We will require additional financing to pursue our plan of operations over the next twelve months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our Company for the periods indicated:

	For the six months ended	For the six months ended	For the period from inception (October 11, 2004) to
	August 31,	August 31,	August 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)

GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$-	$-	$14,625,000
Amortization and depreciation	5,678	555	7,013
Consulting fees	29,185	20,000	390,385
Legal and accounting	137,032	102,468	1,445,861
Management fees	58,067	32,575	629,357
Marketing and promotion	-	35,590	251,823
Mineral property exploration expenditures	131,733	754,420	2,267,432
Office and miscellaneous	61,582	102,660	559,430
Rent	30,000	56,219	223,257
Stock-based compensation	-	123,995	11,879,022
Loss on settlement of debt	-	-	160,406
Salaries and benefits	-	-	9,190
Gain on sale of property and equipment	-	106	(1,188)

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	453,277	1,228,588	32,446,988

OTHER ITEMS
Interest expense	(99,158)	(48,283)	(765,553)

NET LOSS FOR THE PERIOD BEFORE TAXES	$(552,435)	$(1,276,871)	$(33,312,541)
Taxes	(8,257)	-	(8,745)
NET LOSS FOR THE PERIOD	$(560,692)	$(1,276,871)	$(33,221,286)

Six Months Ended August 31, 2012 Compared to Six Months Ended August 31, 2011

During the six months ended August 31, 2012 and August 31, 2011 we did not generate any revenue.

During the six months ended August 31, 2012 we incurred general and administrative expenses of $453,277 compared to $1,228,588 incurred during the six months ended August 31, 2011. The major components of our general and administrative expenses for the six months ended August 31, 2012 and 2011 consisted of the following:

  consulting fees of $29,185 in 2012 (2011 - $20,000),

  interest expense of $99,158 in 2012 (2011 - $48,283), increased between 2011 and 2012 due to increase in debt;

  legal and accounting fees of $137,032 in 2012 (2011 - $102,468), ), which increased between 2011 and 2012 due to legal actions related to the Guayabales property;

  management fees of $58,067 in 2012 (2011 - $32,575);

  marketing and promotion costs of Nil in 2012 (2011 - $35,590), which decreased between 2011 and 2012 as we decreased focus on these activities;

  mineral property development expenditures of $131,733 in 2012 (2011 - $754,420), which decreased between 2011 and 2012 due to decreased exploration activity on the Guayabales property;

  office and miscellaneous expenses of $61,582 (2011 - $102,660), which decreased between 2011 and 2012 due to decreased exploration activity on the Guayabales property;

  rent of $30,000 in 2012 (2011 - $56,219) which decreased from 2011 to 2012 as we decreased our activity on the Guayabales property; and

  stock-based compensation of Nil in 2012 (2011 - $123,995), which decreased between 2011 and 2012 due to reduced issuance of stock options.

Our general and administrative expenses incurred during the six months ended August 31, 2012 compared to the six months ended August 31, 2011 decreased primarily due to a decrease in exploration activity on the Guayabales property offset somewhat by increased legal fees for legal actions related to the Guayabales property.

During the six months ended August 31, 2012, we recorded interest expense in the amount of $(99,158) (2011: $(48,283)) and taxes of $(8,257) ( 2011-$Nil).

As a result of the above, our net loss during the six months ended August 31, 2012 was $(560,692) (2011-$(1,276,871)).

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

During the three months ended August 31, 2012 and August 31, 2011 we did not generate any revenue.

During the three months ended August 31, 2012 we incurred general and administrative expenses of $252,945 compared to $195,129 incurred during the three months ended August 31, 2011. The major components of our general and administrative expenses for the three months ended August 31, 2012 and 2011 consisted of the following:

  consulting fees of $29,185 in 2012 (2011 - $7,000), which increased between 2011 and 2012 due to technical analysis related to the exploration activity on the Guayabales property;

  legal and accounting fees of $42,017 in 2012 (2011 – $71,417), which increased between 2011 and 2012 due to legal actions related to the Guayabales property;

  management fees of $26,570 in 2012 (2011 - $13,393), which increased between 2011 and 2012 due to one additional director/officer;

  marketing and promotion costs of $Nil in 2012 (2011 - $35,590), which decreased between 2011 and 2012 as we decreased focus on these activities;

  mineral property exploration expenditures of $91,926 in 2012 (2011 - $70,711);

  office and miscellaneous expenses of $45,349 in 2012 (2011 – $17,858); and

  rent of $15,000 in 2012 (2011 - $12,043);

Our general and administrative expenses incurred during the three months ended August 31, 2012 compared to the three months ended August 31, 2011 increased primarily due to technical analysis related to the exploration activity on the Guayabales property.

During the three months ended August 31, 2012, we recorded interest expense in the amount of $(52,629) (2011: $(24,961)) and taxes of $(4,252) ( 2011-$Nil).

As a result of the above, our net loss during the three months ended August 31, 2012 was $(309,826) (2011-$(220,090)).

Liquidity and Capital Resources

As at August 31, 2012, our current assets were $1,095 (February 29, 2012 - $9,747) and our current liabilities were $3,581,080 (February 29, 2012 - $2,974,508), which resulted in a working capital deficit of $(3,579,985) compared to a working capital deficit of $(2,964,761) at February 29, 2012.

Total Stockholders’ equity decreased from $2,787,053 at February 29, 2012 to $2,226,364 at August 31, 2012.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended August 31, 2012, net cash flows used in operating activities was ($398,014) consisting primarily of a net loss of ($560,692). Net cash flows used in operating activities was adjusted by $99,158 in accrued interest on the promissory notes and $5,678 in depreciation of property and equipment. Net cash flows used in operating activities was further changed by $(75,458) in decrease of accounts payable and accrued liabilities, and $133,300 in increase in due to related parties.

For the six months ended August 31, 2011, net cash flows used in operating activities was ($479,335) consisting primarily of a net loss of ($1,276,871). Net cash flows used in operating activities was adjusted by $48,283 in accrued interest on the promissory notes, depreciation of $555, a loss on sale of assets of $106 and $123,995 in stock based compensation. Net cash flows used in operating activities was further changed by ($13,509) in increase in accounts receivable, $11,665 for decrease in prepaid expenses, $612,317 for increase in accounts payable and accrued liabilities and $14,124 in increase due to related parties.

Cash Flows Used in Investing Activities

For the six months ended August 31, 2012, net cash flows used in investing activities was $(60,213) compared to net cash flows used in investing activities during the six months ended August 31, 2011 of ($149,514). This change was primarily as a result of option payments to Comunidad for the Guayabales Property.

Cash Flows Provided by Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended August 31, 2012, net cash flows provided from financing activities was $449,575 compared to $524,700 for the six months ended August 31, 2011. Cash flows from financing activities for the six months ended August 31, 2012 consisted of $554,575 in advances on promissory notes and $(105,000) in repayment on promissory notes. Cash flows from financing activities for the six months ended August 31, 2011 consisted of $142,200 in advances on promissory notes and $(25,000) in repayment on promissory notes, $400,000 for common shares issued for cash and $7,500 in advances from related parties.

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

Asset Retirement Obligations

The Company has adopted ASC 410, “Asset Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at August 31, 2012.

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

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash and cash equivalents as of August 31, 2012 and February 29, 2012 that exceeded federally insured limits.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31, 2012, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Gary Powers, our principal executive officer, and William Thomas, our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of August 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2012.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

On August 6, 2012, the Company commenced an action against Rahim Jivraj and Mercer BC in US Federal Court under Civil Action number C12-1325 MJP. The Complaint against Jivraj and Mercer BC includes Federal Securities Fraud, Controlling Person Liability, Defamation, Breach of Fiduciary Duty, and Tortious.Breach of Implied Covenant of Good Faith and Fair Dealing. The claim is for compensatory damages, which claim may exceed US $43 million, presumed defamation damages and punitive damages, and return of the ten million shares of the Company's stock held by Jivraj and his nominees, as well as legal fees and costs.

The Company delivered a notice on October 11, 2012 that in 14 days it intends to take a default judgment against Rahim Jivraj and Mercer BC.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On October 11, 2012, we formally informed De Joya Griffith, LLC of their dismissal as our independent registered public accounting firm.

The reports of De Joya Griffith, LLC on our financial statements as of and for the year ended February 29, 2012, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about our ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent registered public accounting firms.

During our two most recent fiscal years preceding the termination of De Joya Griffith, LLC, and through October 11, 2012, there were no disagreements with De Joya Griffith, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of De Joya Griffith, LLC would have caused them to make reference thereto in connection with their report on the financial statements for such years.

We have requested that De Joya Griffith, LLC furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. To date, DeJoya has not responded to that request.

New independent registered public accounting firm

On October 11, 2012, we engaged Michael F Cronin, as our new independent registered public accounting firm. During the two most recent fiscal years and through October 11, 2012, we have not consulted with Michael F Cronin regarding any of the following:

(a)

The application of accounting principles to a specific transaction, either completed or proposed, or the type of audit of audit opinion that may be rendered on our financial statements, and Michael F Cronin did not provide either a written report or oral advice to us that Michael F Cronin concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or

(b)

The subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(iv) of Regulation S-K.

Item 6.    Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Change filed with the Nevada Secretary of State on June 4, 2007 (19)
3.3	Articles of Merger as filed with the Nevada Secretary of State on June 4, 2007 (2)
3.4	Articles of Merger as filed with the Nevada Secretary of State on February 26, 2008 (19)
3.5	Articles of Merger as filed with the Nevada Secretary of State on May 17, 2010 (14)
3.6	Certificate of Change filed with the Nevada Secretary of State on June 8, 2010 (13)
3.7	Certificate of Change filed with the Nevada Secretary of State on April 14, 2011 (17)
3.8	Certificate of Correction filed with the Nevada Secretary of State on April 28, 2011 (17)
3.9	Articles of Merger as filed with the Nevada Secretary of State on August 30, 2011(18)
3.10	Bylaws (1)
10.1	Mineral Property Staking and Purchase Agreement dated January 28, 2005 between Ancor Resources Inc. and Laurence Stephenson (1)
10.2	Nose Rock Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated September 14, 2007 (3)
10.3	Dalton Pass Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated October 5, 2007 (4)
10.4	NWT Uranium Corp. and Nu-Mex Uranium Corp. Terminate Arrangement Agreement dated February 13, 2008 (5)
10.5	Executive Services Agreement dated April 1, 2008 among Uranium International Corp., Cleary Petroleum Corp. and Richard M. Cherry (6)
10.6	Letter Option Agreement dated December 9, 2008 between Uranium International Corp. and Geoforum Scandinavia AB (7)
10.7	Letter Option Agreement dated January 15, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (8)
10.8	Letter Agreement dated April 21, 2009, effective April 23, 2009, between Uranium International Corp. and Continental Precious Metals Inc. (9)
10.9	Option Agreement dated October 29, 2009 between Uranium International Corp. and Geoforum Scandinavia AB (10)

Exhibit
Number	Description of Exhibit
10.10	Option Agreement dated November 17, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (11)
10.11	Mineral Assets Option Agreement between Mercer Gold Corp. and Uranium International Corp., dated April 13, 2010 (12)
10.12	2010 Stock Incentive Plan (15)
10.13	Amendment to Mineral Assets Option Agreement dated December 30, 2010 (16)
10.14	Letter Agreement for Extension of July 14, 2012 Payment to July 31, 2012 between Mercer Two Panama Corp. and Comunidad Minera Guayabales, dated July 9, 2012 (20)
Subsidiaries of the Issuer:
21.1	Subsidiaries of the Issuer:
Mercer One Panama Corp. (Incorporated under the laws of the Republic of Panama)
Mercer Two Panama Corp. (Incorporated under the laws of the Republic of Panama)

Certifications
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
(1)	Incorporated by reference from our Form SB-2, filed with the SEC on September 13, 2006.
(2)	Incorporated by reference from our Form 10-KSB, filed with the SEC on June 13, 2007
(3)	Incorporated by reference from our Form 8-K, filed with the SEC on September 14, 2007.
(4)	Incorporated by reference from our Form 8-K, filed with the SEC on October 12, 2007.
(5)	Incorporated by reference from our Form 8-K, filed with the SEC on February 19, 2008.
(6)	Incorporated by reference from our Form 8-K, filed with the SEC on April 7, 2008.
(7)	Incorporated by reference from our Form 8-K, filed with the SEC on December 19, 2008.
(8)	Incorporated by reference from our Form 8-K, filed with the SEC on January 23, 2009.
(9)	Incorporated by reference from our Form 8-K, filed with the SEC on May 1, 2009.
(10)	Incorporated by reference from our Form 8-K, filed with the SEC on November 12, 2009.
(11)	Incorporated by reference from our Form 8-K, filed with the SEC on November 27, 2009.
(12)	Incorporated by reference from our Form 8-K, filed with the SEC on April 19, 2010.
(13)	Incorporated by reference from our Form 8-K, filed with the SEC on June 9, 2010
(14)	Incorporated by reference from our Form 8-K, filed with the SEC on June 9, 2010
(15)	Incorporated by reference from our Form 10-K, filed with the SEC on June 16, 2010.
(16)	Incorporated by reference from our Form 8-K, filed with the SEC on January 18, 2011.
(17)	Incorporated by reference from our Form 8-K, filed with the SEC on May 12, 2011.
(18)	Incorporated by reference from our Form 8-K, filed with the SEC on November 4, 2011.
(19)	Incorporated by reference from our Form 10-K, filed with the SEC on June 28, 2012.
(20)	Incorporated by reference from our Form 10-Q, filed with the SEC on July 20, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESORO MINING CORP.

By:	/s/ Gary Powers
Gary Powers
President/Chief Executive Officer
Date: October 19, 2012

By:	/s/ William D. Thomas
William D. Thomas
Chief Financial Officer, Secretary, Treasurer and a Director
(Principal Financial Officer and Principal Accounting Officer)
Date: October 19, 2012