Form 10-K/A
period 2010-02-28
TRESORO MINING CORP.
filed 2012-10-29
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

Common Stock, Par Value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   ☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant's stock held by non-affiliates of the registrant as of August 31, 2009 , computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.40 per share ) on that date, was approximately $17,115,000 .

The registrant had 68,637,500 shares of common stock outstanding as of June 14, 2010.

EXPLANATORY NOTE

This amendment on Form 10-K/A to Tresoro Mining Corp.’s (formerly Uranium International Corp. and formerly Mercer Gold Corp.) Annual Report on Form 10-K for the fiscal year ended February 28, 2010, filed with the Securities and Exchange Commission on June 16, 2010, is being filed in response to the requirements of a cease trade order issued by the British Columbia Securities Commission. The purpose of this amendment is to (i) clarify under the section titled “General” under “Part I of Item 1. Business” that Tresoro Mining Corp. (the “Company”) has not established any proven or probable reserves on its mineral property interest, and (ii) revise its disclosure under the section titled “Technical Report” under “Part I of Item I. Business” to remove the inadvertent disclosure that the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Guayabales Project.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K other than as discussed immediately above.

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

•	our capital needs;

•	business plans; and

•	expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

•	our need for additional financing;

•	our exploration activities may not result in commercially exploitable quantities of ore on our mineral properties;

•	the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions;

•	our limited operating history;

•	our history of operating losses;

•	the potential for environmental damage;

•	our lack of insurance coverage;

•	the competitive environment in which we operate;

•	the level of government regulation, including environmental regulation;

•	changes in governmental regulation and administrative practices;

•	our dependence on key personnel;

•	conflicts of interest of our directors and officers;

•	our ability to fully implement our business plan;

•	our ability to effectively manage our growth; and

•	other regulatory, legislative and judicial developments.

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

Subject to the Definitive Option Agreement as described above, the Company is responsible for all obligations established in the Underlying Option Agreement between MGC and CMG in order to complete the 100% acquisition of the Guayabales Property. These obligations include cash payments; provision for allowing continued Limited Mining Rights as described below; property maintenance; and quarterly reports. More specifically, these include:

1.    Cash Payments : Uranium International Corp. is responsible to make cash payments to CMG, according to the following payment schedule shown in Table B (all figures U.S. dollars). The payment schedule may be accelerated without penalty:

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

Location and Means of Access to Property

The Guayabales Property consists of 247.85 hectares in the Marmato Mining District of Caldas Department, Colombia. The property is located approximately 80 kilometers south of the city of Medellin (Figure 1), and is centered at approximately 1,162,000E, 1,099,000N, Colombian National Grid, Choco projection, or in geographic coordinates at latitude: 5.48 o N and longitude: 75.61 o W (Figure 2).

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
W
E
S
Kilometers
0
100
200
300
URANIUM INTERNATIONAL CORP.
Guayabales Project
Property Location
Republic of Colombia
May 2010
(After: CMC 1/07)

1160000
1165000
1105000
1100000
1095000
Caramanta
CAUCA RIVER
GUAYABALES PROJECT
PAN AMERICAN HIGHWAY
Marmato
N
W
E
S
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

The main prospective productive zone on the Guayabales Property, known as the Encanto Zone, ranges from 20 to 40 meters in width, strikes N50 o -60 o W, and has a sub-vertical dip. Encanto Zone alteration occurs as multi-phase quartz, clay-white mica, and sulfide-rich breccia. Gold and silver mineralization occurs in quartz and sulfides as native gold, auriferous pyrite, argentite, argentiferous galena, and electrum. Existing mine workings demonstrate approximately 500 meters of strike, and geomorphic expressions indicate approximately 1.3 kilometers of cumulative strike extent. Lesser shears and other structures are evident throughout the property and range from N 60 o W to east - west in strike with sub-vertical dips.

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

Multiple mineralized shears are exposed in the accessible mine workings and in road cuts on the Guayabales Property. The main prospective productive zone on the property, known as the Encanto Zone, is exposed and developed in the underground workings. This mineralized zone is sympathetic to the major mineralized fault zones along strike to the southeast at Marmato and Echandia. Other mineralized structures and shears range from a few millimeters to several meters in width, are sub-vertical, and strike from east-west to N40 o W.

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

The construction phase lasts for three years, commencing on acceptance of the PTO , and may be extended for an additional year. During this phase, the holder has the right to prepare the mining area and install the services, equipment, and fixed machinery necessary to start and carry out the extraction, storage, transportation and beneficiation of the minerals.

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

We are an exploration stage company and have not as yet established any reserves on our properties. Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

•	identification of potential mineral mineralization based on superficial analysis;

•	availability of government-granted exploration permits;

•	the quality of management and geological and technical expertise; and

•	the capital available for exploration.

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

ITEM 2.      PROPERT IES

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

ITEM 4.      (REMOVED AND RESERVED)

ITEM 5.      MARKET FOR REGISTRANT ' S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 7.       MANAGEMENT ' S DISCUSSION AND ANALYSIS O F FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information relating to our company for the periods indicated:

	For the period from the date of inception (October 11, 2004) to February 28,	For the year ended February 28,	For the year ended February 28,
	2010	2010	2009
	(unaudited)
GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$14,525,000	$25,000	$-
Bank charges	4,343	660	427
Consulting fees	179,160	(28,855)	134,315
Interest expense	118,188	56,645	37,926
Legal and accounting	549,857	94,245	171,811
Management fees	472,200	-	301,600
Marketing and promotion	52,894	1,565	14,569
Mineral property exploration expenditures	22,743	-	8,624
Office and miscellaneous	73,538	5,683	37,111
Rent	32,991	5,959	13,490
Stock-based compensation	9,048,545	1,091,640	7,956,905
Transfer agent fees	26,646	12,387	9,025

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	25,106,105	1,264,929	8,685,803

NET LOSS AND COMPREHENSIVE LOSS	$(25,106,105)	$(1,264,929)	$(8,685,803)

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

During the fiscal year ended February 28, 2010 we incurred general and administrative expenses of $1,264,929 compared to $8,685,803 incurred during the fiscal year ended February 28, 2009. The major components of our general and administrative expenses for our fiscal years ended February 28, 2010 and 2009 consisted of the following:

•	consulting fees of ($28,855) in 2010 (2009 - $134,315), which decreased between 2009 and 2010 due to lower exploration activity;

•	interest expense of $56,645 in 2010 (2009 - $37,926), which increased between 2009 and 2010 due to increase in Company debt;

•	legal and accounting fees of $94,245 in 2010 (2009 - $171,811), which decreased between 2009 and 2010 due to lower exploration activity;

•	management fees of $Nil in 2010 (2009 - $301,600), which decreased between 2009 and 2010 due to lower exploration activity; and

•	stock-based compensation of $1,091,640 in 2010 (2009 - $7,956,905), which decreased between 2009 and 2010 due to lower issuance of options.

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

Material Commitments

Mineral Property Agreements

As set forth above under "Item 1. Business", we have material commitments under the following agreements:

•	the Minerals Assets Option Agreement regarding the Guayabales Property in Colombia;

•	the Definitive Geoforum Agreement regarding the Geoforum Properties in Sweden; and

•	the Definitive Trans Atlantic Agreement regarding the Trans Atlantic Properties in Sweden.

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

/s/ James Stafford
Chartered Accountants
Vancouver, Canada
14 June 2010

URANIUM INTERNATIONAL CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Expressed in U.S. Dollars)

	February 28, 2010	February 28, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$51,923
Prepaid expense	385	1,660

TOTAL CURRENT ASSETS	385	53,583
MINERAL PROPERTY COSTS (Note 4)	100,000	50,000

TOTAL ASSETS	$100,385	$103,583

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank overdraft	$340	$-
Accounts payable and accrued liabilities (Note 5)	155,191	206,010
Due to related parties (Note 6)	183,388	179,463
Related party promissory note payable (Note 7)	769,126	552,481

TOTAL CURRENT LIABILITIES	1,108,045	937,954

NATURE OF OPERATIONS AND BASIS OF PRESENTATION COMMITMENTS AND SUBSEQUENT EVENTS (Note 1, 10 and 11)

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 8)
Authorized
375,000,000 shares of common stock, $0.001 par value
Issued and outstanding
54,037,500 common shares (February 28, 2009 - 54,037,500)	54,038	54,038
Additional paid-in-capital	24,044,407	22,952,767
Deficit accumulated during exploration stage	(25,106,105)	(23,841,176)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,007,660)	(834,371)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$100,385	$103,583

The accompanying notes are an integral part of these financial statements.

URANIUM INTERNATIONAL CORP.
 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS
 (Expressed in U.S. Dollars)

	For the period from the date of inception (October 11, 2004) to	For the year ended	For the year ended	For the year ended
	February 28,	February 28,	February 28,	February 29,
	2010	2010	2009	2008
	(unaudited)
GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs (Note 4)	$14,525,000	$25,000	$-	$14,500,000
Bank charges	4,343	660	427	2,976
Consulting fees	179,160	(28,855)	134,315	63,500
Interest expense (Note 7)	118,188	56,645	37,926	23,617
Legal and accounting	549,857	94,245	171,811	248,746
Management fees (Note 6)	472,200	-	301,600	152,600
Marketing and promotion	52,894	1,565	14,569	36,760
Mineral property exploration expenditures	22,743	-	8,624	7,804
Office and miscellaneous	73,538	5,683	37,111	27,397
Rent	32,991	5,959	13,490	7,542
Stock-based compensation (Note 8)	9,048,545	1,091,640	7,956,905	-
Transfer agent fees	26,646	12,387	9,025	4,209

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	25,106,105	1,264,929	8,685,803	15,075,151

NET LOSS AND COMPREHENSIVE LOSS	$(25,106,105)	$(1,264,929)	$(8,685,803)	$(15,075,151)

BASIC AND DILUTED LOSS AND COMPREHENSIVE LOSS PER COMMON SHARE	-	(0.02)	$(0.16)	$(0.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	-	54,037,500	54,037,500	53,114,549

The accompanying notes are an integral part of these financial statements.

URANIUM INTERNATIONAL CORP.
 (An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 28, 2010

	Common Stock				Deficit accumulated during	Total
	Number of Shares	Amount	Additional Paid in Capital	Warrants	exploration stage	Stockholders' Deficiency

Balance, October 11, 2004 (inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.00013 per share - November 29, 2004 (Note 8)	30,000,000	30,000	(26,000)	-	-	4,000
Common stock issued for cash at $0.00013 per share - January 10, 2005 (Note 8)	18,000,000	18,000	(15,600)	-	-	2,400
Common stock issued for cash at $0.00013 per share - January 21, 2005 (Note 8)	11,250,000	11,250	3,750	-	-	15,000
Common stock issued for cash at $0.00013 per share - January 25, 2005 (Note 8)	1,500,000	1,500	500	-	-	2,000
Common stock issued for cash at $0.00013 per share - February 1, 2005 (Note 8)	187,500	188	2,312	-	-	2,500
Net loss for the period	-	-	-	-	(3,051)	(3,051)

Balance, February 28, 2005	60,937,500	60,938	(35,038)	-	(3,051)	22,849

Net loss for the year	-	-	-	-	(12,401)	(12,401)

Balance, February 28, 2006	60,937,500	60,938	(35,038)	-	(15,452)	10,448

Contributions to capital by related parties	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(64,770)	(64,770)

Balance, February 28, 2007	60,937,500	60,938	(11,038)	-	(80,222)	(30,322)

Restricted common shares returned and cancelled (Note 8)	(15,000,000)	(15,000)	15,000	-	-	-
Common shares issued per Strathmore Option Agreement (Notes 4 , 8 and 11)	7,500,000	7,500	13,992,500	-	-	14,000,000
Commons shares issued for cash at $1.67 per share - February 26, 2008 (Note 8)	600,000	600	816,316	-	-	816,916
Warrants issued for cash - February 26, 2008 (Note 8)	-	-	-	183,084	-	183,084
Net loss for the year	-	-	-	-	(15,075,151)	(15,075,151)

Balance, February 29, 2008	54,037,500	54,038	14,812,778	183,084	(15,155,373)	(105,473)

Stock-based compensation (Note 8)	-	-	7,956,905	-	-	7,956,905
Warrants expired during the year (Note 8)	-	-	183,084	(183,084)	-	-
Net loss for the year	-	-	-	-	(8,685,803)	(8,685,803)

Balance, February 28, 2009	54,037,500	$54,038	$22,952,767	$-	$(23,841,176)	$(834,371)

The accompanying notes are an integral part of these financial statements.

URANIUM INTERNATIONAL CORP.
 (An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 28, 2010
(Expressed in U.S. Dollars)

	Common Stock				Deficit accumulated during	Total
	Number of Shares	Amount	Additional Paid in Capital	Warrants	exploration stage	Stockholders' Deficiency

Balance forward, February 28, 2009	54,037,500	$54,038	$22,952,767	$-	$(23,841,176)	$(834,371)

Stock-based compensation (Note 8)	-	-	1,091,640	-	-	1,091,640

Net loss for the year	-	-	-	-	(1,264,929)	(1,264,929)

Balance, February 28, 2010	54,037,500	$54,038	$24,044,407	$-	$(25,106,105)	$(1,007,660)

The accompanying notes are an integral part of these financial statements.

URANIUM INTERNATIONAL CORP.
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
 (Expressed in U.S. Dollars)

	Inception (October 11, 2004) to	For the year ended	For the year ended	For the year ended
	February 28, 2010	February 28, 2010	February 28, 2009	February 29, 2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(25,106,105)	$(1,264,929)	$(8,685,803)	$(15,075,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on related party promissory note (Note 7)	118,126	56,645	37,864	23,617
Contributions to capital by related parties	24,000	-	-	-
Write down of mineral property acquisition costs (Note 4)	14,525,000	25,000	-	14,500,000
Stock-based compensation (Note 8)	9,048,545	1,091,640	7,956,905	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	(385)	1,275	(1,660)	300
Increase (decrease) in accounts payable and accrued liabilities	155,191	(819)	120,694	23,656
Increase (decrease) in due to related parties	183,388	3,925	157,663	(1,200)

NET CASH USED IN OPERATING ACTIVITIES	(1,052,240)	(87,263)	(414,337)	(528,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property interests (Note 4)	(625,000)	(125,000)	-	(500,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(625,000)	(125,000)	-	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	340	340	-	-
Advances from related parties (Note 7)	651,000	160,000	130,000	361,000
Common shares issued for cash	1,025,900	-	-	1,000,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,677,240	160,340	130,000	1,361,000

INCREASE (DECREASE) IN CASH	-	(51,923)	(284,337)	332,222

CASH, BEGINNING OF PERIOD	-	51,923	336,260	4,038

CASH, END OF PERIOD	$-	$-	$51,923	$336,260

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-

Non-cash transactions:
Donated rent and services	$24,000	$-	$-	$-
Shares issued for exploration expenses	$14,000,000	$-	$-	$14,000,000
Mineral property expenses included in accounts payable	$50,000	$-	$50,000	$-

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
(Expressed in U.S. Dollars)

NOTE 8 - CAPITAL STOCK (continued)

Issued and Outstanding (continued)

The total issued and outstanding capital stock is 54,037,500 commons shares with par value of $0.001 per share. The Company's common stock issuances to date are as follows:

•	On November 29, 2004, 30,000,000 common shares of the Company were issued to an officer and director of the Company for cash proceeds of $4,000.

•	On January 10, 2005, 18,000,000 common shares of the Company were issued for cash proceeds of $2,400.

•	On January 21, 2005, 11,250,000 common shares of the Company were issued for cash proceeds of $15,000.

•	On January 25, 2005, 1,500,000 common shares of the Company were issued for cash proceeds of $2,000.

•	On February 1, 2005, 187,500 common shares of the Company were issued for cash proceeds of $2,500.

•
On May 30, 2007, 15,000,000 restricted common shares of the company were returned and subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder.

•
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

•
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

The Company's stock option activity for the year ended February 28, 2009 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining in contractual life (in years)

Balance, February 29, 2008	-	$-
Granted	4,500,000	2.24
Expired	-	-
Exercised	-	-

Balance, February 28, 2009	4,500,000	$2.24	9.21 years

The Company's stock option activity for the year ended February 28, 2010 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining in contractual life (in years)

Balance, February 28, 2009	4,500,000	$2.24
Granted	2,750,000	0.50
Expired	-	-
Cancelled	(4,500,000)	(2.24)
Exercised	-	-

Balance, February 28, 2010	2,750,000	$0.50	9.13 years

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

The provision for refundable federal income tax consists of the following:

	For the year ended February 28, 2010 $	For the year ended February 28, 2009 $	For the year ended February 29, 2008 $
Deferred tax asset attributable to
Current operations	430,076	2,953,173	5,125,551
Non-deductible stock-based compensation	(371,158)	(2,705,348)	-
Less: Change in Valuation allowance	(58,918)	(247,825)	(5,125,551)

Net refundable amount	-	-	-

The composition of the Company's deferred tax asset as at February 28, 2010 and February 28, 2009 are as follows:

	February 28, 2010 $	February 28, 2009 $

Net operation loss carry-forward	16,033,560	15,860,271
Statutory federal income tax rate	34%	34%
Deferred tax assets	5,451,410	5,392,492
Less: Valuation allowance	(5,451,410)	(5,392,492)

Net Deferred Tax Assets	-	-

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

iv.   On April 5, 2010 , the Company entered into a letter of intent (the "LOI"), dated April 3, 2010 with Mercer Gold Corporation ("Mercer"), pursuant to which Mercer has granted to the Company an exclusive option (the "Option") to acquire all of Mercer's current underlying option interests under an option agreement, dated March 4, 2010 (the "Underlying Option Agreement"), as entered into between Mercer and Comunidad Mineral Guayabales (the "Underlying Property Owner"), pursuant to which Mercer acquired from the Underlying Property Owner an option (the "Underlying Option") to acquire a 100% legal, beneficial and registerable interest in and to certain mineral property concession interest which are held by way of license and which are located in the Municipality of Marmato, Colombia, and which are better known and described as the "Guayabales" property (collectively, the "Guayabales Property") (Note 4).

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

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Rahim Jivraj . Mr. Jivraj has served as our President, Chief Executive Officer and as a director of our company since April 16, 2010. Mr. Jivraj has been an entrepreneur for over ten years, in venture capital for eight years, and has assisted various private and public entities as a corporate advisor on matters related to finance, development and investor relations.

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

Devinder Randhawa . Mr. Randhawa has served as a director of our company and Chairman of the Board since July 8, 2009. In addition, he briefly served as our interim President and Chief Executive Officer from March 31, 2010 to April 16, 2010. Mr. Randhawa is the founding Chief Executive Officer and Chairman of the Board of directors of Fission Energy Corp. (TSX-V: FIS). Fission Energy Corp. is involved in the exploration and development of uranium primarily in Canada and Peru. Mr. Randhawa founded Strathmore Minerals Corp. (TSX-V: STM; OTCBB: STHJF) in 1996 and served as its Chairman and Chief Executive Officer until January 2008. Strathmore Minerals Corp. is an uranium exploration company publically listed on the Exchange with assets in the United States, Canada and Peru. Mr. Randhawa was also the founder of Royal County Minerals Corp. and served as President and Chief Executive Officer and a director from May 1998 to July 2003. Royal County Minerals Corp. was a publically listed gold exploration company which traded on the Exchange. In 2003 Mr. Randhawa arranged the sale of Royal Country Minerals to Canadian Gold Hunter Corp. He was also the founder, and from December 2005 to May 2006 acted as the President, Chief Executive Officer and Chairman of the board of Pacific Asia China Energy, an Exchange listed company involved in the coal bed methane exploration business in three provinces of China. In July 2008 he was instrumental in arranging the sale of that company to a third party. In addition, Mr. Randhawa currently provides his services as Chief Executive Officer for Ballyliffin Capital Corp. (TSX-V: BLL.H), and as the President, Chief Executive Officer and a director for Jalna Minerals Corp. (TSX-V: JMA.H). Mr. Randhawa received his MBA from the University of British Columbia in 1985 subsequent to graduating with High Honors from Trinity Western University with a BA (Business Admin) in 1983.

The Company's Board of Directors has determined that Mr. Randhawa should serve as a director given his experience with public companies in the resource sector.

Keith Laskowski . Mr. Laskowski has served as a director of our company since April 20, 2010. He has also served as our Chief Geologist (not an executive officer position) since that date. Mr. Laskowski holds an MSc in Geology from the Colorado School of Mines and has more than 30 years of experience in precious and base metals exploration, uranium exploration and mine geology. He is also a "Qualified Person" as defined in National Instrument 43-101 governed by the Canadian Securities Administrators. Over the past 12 years Mr. Laskowski has assembled and directed private and publicly listed exploration companies located in Peru, Mongolia, Haiti, Mali, the United States and Canada, and has led the acquisition of more than 75 gold, uranium and copper exploration properties. He is the owner and operator of KAL Exploration Inc., a private Colorado corporation that provides exploration and management services to the mining industry based in Golden Colorado.

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

Summary Compensation Table

Name and Principal Position	Year Ended Febru- ary 28,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non- Equity Incen- tive Plan Com- pen- sation ($)	Non- Quali- fied De- ferred Com- pen- sation Earn- ings ($)	All Other Com- pen- sation ($)	Total ($)

D. Bruce Horton,	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
prior President and CEO (2)	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Richard Cherry,	2010	Nil	Nil	Nil	99,300	Nil	Nil	Nil	99,300
prior President and CEO (3)	2009	$180,000	Nil	Nil	1,503,420	Nil	Nil	Nil	1,683,420

Henry Martyn Fowlds,	2010	Nil	Nil	Nil	99,300	Nil	Nil	Nil	99,300
prior Secretary, Treasurer and CFO (4)	2009	21,600	Nil	Nil	375,857	Nil	Nil	Nil	397,457

Marek Kreczmer,	2010	Nil	Nil	Nil	397,000	Nil	Nil	Nil	397,000
prior President and CEO (5)	2009	Nil	Nil	Nil	2,184,286	Nil	Nil	Nil	2,184,286

William D. Thomas,	2010	Nil	Nil	Nil	198,500	Nil	Nil	Nil	198,500
current Secretary, Treasurer and CFO (6)	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

(5) Mr. Kreczmer served as our President and CEO from July 9, 2009 to January 1, 2010.

(6) Mr. Thomas has served as our Secretary, Treasurer and CFO since August 18, 2008.

Outstanding Equity Awards as of February 28, 2010

The following table sets forth outstanding equity awards as of February 28, 2010 with respect to each of the Named Executive Officers listed in the table above:

Outstanding Equity Awards as of February 28, 2010

Option Awards						Stock Awards
Name	Number of securities underlying unexer- cised options exercise- able (#)	Number of securities underlying unexer- cised options unexer- cisable (#)	Equity incentive plan awards: number of securities underlying unexer- cised un- earned options (#)	Option exercise price ($)	Option expira- tion date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of un-earned shares, units or other rights that have not vested ($)

D. Bruce Horton	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Richard Cherry	250,000	Nil	Nil	0.50	7/4/10 (1)	Nil	Nil	Nil	Nil
Henry Martyn Fowlds	250,000	Nil	Nil	0.50	7/4/10 (2)	Nil	Nil	Nil	Nil
Marek Kreczmer	1,000,000	Nil	Nil	0.50	4/28/10 (3)	Nil	Nil	Nil	Nil
William D. Thomas	500,000	Nil	Nil	0.50	4/17/19	Nil	Nil	Nil	Nil

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

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors during our fiscal year ended February 28, 2010:

Director Compensation During Our Year Ended February 28, 2010

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (6)	Non- equity incentive plan compen- sation ($)	Non- qualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)
							-
Richard M. Cherry (1)	Nil	Nil	99,300	Nil	Nil	Nil	99,300
Henry Martyn Fowlds (2)	Nil	Nil	99,300	Nil	Nil	Nil	99,300
Jas Butalia (3)	Nil	Nil	99,300	Nil	Nil	Nil	99,300
Marek Kreczmer (4)	Nil	Nil	397,000	Nil	Nil	Nil	397,000
William D. Thomas (5)	Nil	Nil	198,500	Nil	Nil	Nil	198,500
Devinder Randhawa	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percentage of Common Stock (2)

Directors and Officers
Common Stock	Rahim Jivraj	3,750,000	(3)	5.4%
Common Stock	William D. Thomas	750,000	(4)	1.1%
Common Stock	Devinder Randhawa	Nil		Nil
Common Stock	Keith Laskowski	3,250,000	(5)	4.7%
Common Stock	All executive officers and directors as a Group (4 persons)	7,750,000	(6)	10.9%
5% Shareholders
Common Stock	N/A	N/A		N/A

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described herein, none of the following parties (each a "Related Party") has, since the beginning of our fiscal year ended February 28, 2009, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;

•	any person proposed as a nominee for election as a director;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

James Stafford serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended February 28, 2010 and 2009. Aggregate fees for professional services rendered to us by our auditors are set forth below:

	Year Ended February 28, 2010	Year Ended February 28, 2009
Audit Fees	$24,263	$20,793
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
Total	$24,263	$20,793

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

ITEM 15.    EXHIBITS , FINANCIAL STATEMENT SCHEDULES

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

TRESORO MINING CORP.

Date: October 29, 2012	By:	/s/ Gary Powers
Gary Powers
President & Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2012	By:	/s/ William D. Thomas
William D. Thomas
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 29, 2012	By:	/s/ Gary Powers
Gary Powers
President, Chief Executive Officer and a Director

Date: October 29, 2012	By:	/s/ William D. Thomas
William D. Thomas
Chief Financial Officer, Secretary, Treasurer and a Director

Date: October 29, 2012	By:	/s/ Gerry Jardine
Gerry Jardine
Director