Form 10-K/A
period 2010-02-28
TRESORO MINING CORP.
filed 2012-10-29
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Common Stock, Par Value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐  Yes ☒ No

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
(do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of August 31, 2010, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.40 per share) on that date, was approximately $25,255,000.

The registrant had 17,459,369 shares of common stock outstanding as of May 31, 2011.

EXPLANATORY NOTE

This amendment on Form 10-K/A to Tresoro Mining Corp.’s (formerly Mercer Gold Corp.) Annual Report on Form 10-K for the fiscal year ended February 28, 2011, filed with the Securities and Exchange Commission on June 3, 2011, is being filed in response to the requirements of a cease trade order issued by the British Columbia Securities Commission. The purpose of this amendment is to (i) clarify under the section titled “ General ” under “ Part I of Item 1. Business ” that Tresoro Mining Corp. (the “Company”) has not established any proven or probable reserves on its mineral property interest, and (ii) revise its disclosure under the section titled “ Technical Report ” under “ Part I of Item I. Business ” to (a) remove reference to an updated Technical Report, dated February 8, 2011, and (b) remove the inadvertent disclosure that the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Guayabales Project.

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

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “Mercer” and the “Company” mean Mercer Gold Corp.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

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

On May 17, 2010, we filed Articles of Merger with the Nevada Secretary of State in order to merge with our wholly-owned subsidiary, Mercer Gold Corporation, and to change our name to Mercer Gold Corporation.  This name change was effected on the OTC Bulletin Board on June 9, 2010, and the name change became effective under Nevada corporate law on June 17, 2010.  We changed our name to “Mercer Gold Corporation” in furtherance of our entry into an option agreement with Mercer Gold Corporation, a private company, pursuant to which we had the option to acquire an interest in certain gold prospect mineral property concession interests located in Colombia (known as the “Guayabales Property”), as described below.

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

4.
Pay on MGC’s behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Definitive Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement. The Company must pay the Underlying Property Owner an aggregate of $4,000,000 in the instalments by the dates specified as follows:

•	Pay $20,000 by October 14, 2009 (paid);
•	Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);
•	Pay additional $40,000 on or by April 14, 2010 (paid);
•	Pay additional $55,000 on or by July 14, 2010 (paid);
•	Pay additional $55,000 on or by October 14, 2010 (paid);
•	Pay additional $65,000 on or by January 14, 2011 (paid);
•	Pay additional $75,000 on or by April 14, 201l (paid);
•	Pay additional $75,000 on or by July 14, 201l;
•	Pay additional $85,000 on or by October 14, 201l;
•	Pay additional $85,000 on or by January 14, 2012;
•	Pay additional $160,000 on or by July 14, 2012;
•	Pay additional $160,000 on or by January 14, 2013;
•	Pay additional $190,000 on or by July 14, 2013;
•	Pay additional $190,000 on or by January 14, 2014;
•	Pay additional $230,000 on or by July 14, 2014;
•	Pay additional $230,000 on or by January 14, 2015; and
•	Pay additional $2,245,000 on or by July 14, 2015.

On December 30, 2011, an amendment was agreed to whereby the funding for minimum cumulative “Expenditures” for “Exploration and Development” (as defined in the Definitive Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests of not less than $11,500,000 was revised in the following manner:

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

Technical Report

We received a technical report (the “Technical Report”) in accordance with the provisions of National Instrument 43-101, Standards of Disclosure for Mineral Projects (“NI 43-101”), of the Canadian Securities Administrators for the Guayabales Property, which is located in the Department of Caldas, Colombia. The complete technical report, which was authored by Dean D. Turner, C.P.G., a qualified person as defined in NI 43-101, was filed under our Company’s profile on the Canadian Securities Administrators public disclosure website, at www.sedar.com, on May 28, 2010.

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

Market for Common Equity

Shares of our common stock have been quoted on the OTC Bulletin Board since November 7, 2006. From November 7, 2006 to June 5, 2007 shares of our common stock were quoted on the OTC Bulletin Board under the symbol “ANCR”, from June 6, 2007 to March 10, 2008 under the symbol “NUMX”, from March 11, 2008 to June 8, 2010 under the symbol “URNI”, and from June 9, 2010 to date under the symbol “MRGP”.  Our symbol was changed to “MRGP” effective June 9, 2010 in connection with our name change to “Mercer Gold Corporation”, which was effective under Nevada corporate law on June 17, 2010.   We effected a reverse split at a ratio of four (4) old for one (1) new share, effective with the OTC Bulletin Board at the opening of trading on May 12, 2011 under the symbol “MRGPD”. The “D” will be placed on our ticker symbol for 20 business days. After 20 business days, our symbol will revert back to the original symbol “MRGP”.

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

Recent Sales of Unregistered Securities

Effective after the close of business on April 14, 2010, our Company completed a non-brokered private placement financing (the “Financing”) involving the sale of an aggregate of 1,025,000 units of our Company (each a “Unit”) to three subscribers at a subscription price of $2.00 per Unit, for gross proceeds of $2,050,000.  Each Unit is comprised of one common share (each a “Unit Share”) and one-half of one non-transferable common stock purchase warrant (each a “Warrant”) of our Company, with each such whole Warrant being exercisable for one additional common share of the Company (each a “Warrant Share”) at an exercise price of $4.00 per Warrant Share for a period of one year from closing.  Our Company relied on exemptions from registration under the United States Securities Act of 1933, as amended (the “Securities Act”), provided by Regulation S and Rule 506 of Regulation D thereunder in connection with the issuance of these Units, based on representations and warranties made by the purchasers of the Units in their respective subscription agreements.

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

Effective on March 29, 2010, the Board of Directors of our Company authorized the settlement of debt with two creditors (collectively, the “Creditors”), which debt consisted of outstanding advances, loans and accrued interest and other amounts aggregating $375,000 and $25,000, respectively (collectively, the “Debt”). Our Company memorialized the incurrence of the Debt through the issuance to the Creditors of two convertible promissory notes in the principal amount of $375,000 and $25,000, respectively (the “Convertible Promissory Notes”). The terms of the Convertible Promissory Notes provided that in the event the Company was unable to repay the Debt, the Debt could be satisfied by way of conversion of the Debt into shares of our Company’s restricted common stock at the rate of $0.20 per share. The Convertible Promissory Notes were issued to two non-United States residents in reliance on Regulation S promulgated under the Securities Act. The Creditor holding the $375,000 Convertible Promissory Note entered into assignments dated March 29, 2010 (collectively, the “Assignments”) with four assignees (collectively, the “Assignees”), pursuant to which the Creditor assigned a proportionate right of its title and interest in and to its $375,000 Debt evidenced by its Convertible Promissory Note to the Assignees. Subsequently, our Company received notices of conversion (collectively, the “Notices of Conversion”), from the four Assignees as well as the Creditor holding the $25,000 Convertible Promissory Note (the “$25,000 Creditor”) pursuant to which the Assignees and the $25,000 Creditor converted their respective right, title and interest in and to Debt and the Convertible Promissory Notes into shares of common stock at the rate of $0.20 per share. Further, effective on April 5, 2010, the Board of Directors of the Company authorized the issuance of an aggregate of 2,000,000 shares of its common stock proportionately to the Assignees and the $25,000 Creditor in accordance with the terms and provisions of the Notices of Conversion and the Convertible Promissory Notes. The shares of common stock were issued to five non-United States residents in reliance on Regulation S promulgated under the Securities Act.

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

Results of Operations

We are an exploration stage company and have not generated any revenue to date.  The following table sets forth selected financial information relating to our company for the periods indicated:

	For the period from the date of inception (October 11, 2004) to February 28,	For the year ended February 28,	For the year ended February 28,
	2011	2011	2010

GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$14,625,000	$100,000	$25,000
Amortization	867	867	-
Bank charges	22,931	18,588	660
Consulting fees	327,737	148,577	(28,855)
Interest expense	534,032	415,844	56,645
Legal and accounting	844,040	294,183	94,245
Management fees	447,507	(24,693)	-
Marketing and promotion	208,939	156,045	1,565
Mineral property exploration expenditures	1,377,598	1,354,855	-
Office and miscellaneous	297,723	224,185	5,683
Rent	106,153	73,162	5,959
Stock-based compensation	11,811,265	2,762,720	1,091,640
Transfer agent fees	49,318	22,672	12,387

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	30,653,110	5,547,005	1,264,929

NET LOSS AND COMPREHENSIVE LOSS	$(30,653,110)	$(5,547,005)	$(1,264,929)

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

During the fiscal year ended February 28, 2011 we incurred general and administrative expenses of $5,547,005 compared to $1,264,929 incurred during the fiscal year ended February 28, 2010.  The major components of our general and administrative expenses for our fiscal years ended February 28, 2011 and 2010 consisted of the following:

•	write down of mineral property acquisition costs of $100,000 in 2011 (2010- $25,000) relating to the termination of the Geoforum and T.A. Metals properties in Sweden;

•	consulting fees of $148,577 in 2011 (2010 – ($28,855)), which increased between 2010 and 2011 due to increased activity associated with the Guayabales property;

•
legal and accounting fees of $294,183 in 2011 (2010 - $94,245), which increased between 2010 and 2011 due to activity in negotiating and finalizing agreements related to the Guayabales property and to effect the name change of the company;

•	marketing and promotion fees of $156,045 in 2011 (2010 - $1,565), which increased between 2010 and 2011 as we increased focus on these activities;

•	mineral property exploration expenditures of $1,354,855 in 2011 (2010 - $Nil), which increased between 2010 and 2011 due to increased exploration activity on the Guayabales property in Colombia;

•
office and miscellaneous expenses of $224,185 in 2011 (2010 - $5,683), which increased between 2010 and 2011 due to increased activity relating to setting up the Guayabales property transaction and new business;

•	stock-based compensation of $2,762,720 in 2011 (2010 - $1,091,640), which increased between 2010 and 2011 due to issuance and modification of stock options as compensation during the current period.

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

Total stockholders’ equity (deficiency) increased from ($1,007,660) for the fiscal year ended February 28, 2010 to $4,058,055 for the fiscal year ended February 28, 2011.

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

Material Commitments

As set forth above under “Item 1.  Business”, we have material commitments under the following agreements:

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

Going Concern

The independent auditors’ report accompanying our February 28, 2011 and February 28, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises primarily from the Company’s cash and cash equivalents and amounts receivable. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated US financial institutions.  As at 31 February 28, 2011, amounts receivable was comprised of Harmonized Sales Tax receivable of $15,690 (February 28, 2010 - $Nil).  As a result, credit risk is considered insignificant.

Currency Risk

The Company is exposed to currency risk on its acquisition and exploration expenditures on its Columbian properties since it has to convert US dollars raised through equity financing in US dollars to Columbian Pesos.  The Company’s expenditures will be negatively impacted if the Columbian Pesos increases versus the US dollar.

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

Foreign Currency Translation

The financial statements are presented in U.S. dollars.  In accordance with ASC 830 “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.  To February 28, 2011, the Company has not recorded any translation adjustments into stockholders’ equity.

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

Recently Issued Accounting Pronouncements

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles, Goodwill and Other. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-28 to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-29 to have a material effect on the Company’s financial position, results of operations or cash flows.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

James Stafford
Report of Independent Registered Public Accounting Firm	James Stafford, Inc. Chartered Accountants Suite 350 – 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 www.jamesstafford.ca

To the Board of Directors and Stockholders of
Mercer Gold Corporation (formerly Uranium International Corp.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Mercer Gold Corporation (formerly Uranium International Corp.) (An Exploration Stage Company) (the “Company”) as at 28 February 2011 and 2010 and the related consolidated statements of operations, cash flows and stockholder’s equity (deficiency) for the years ended 28 February 2011, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

20 May 2011, except as to Note 13, as to which the date is 31 May 2011

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28, 2011	February 28, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126,134	$-
Amounts receivable	15,690	-
Prepaid expenses	40,120	385

TOTAL CURRENT ASSETS	181,944	385

PROPERTY AND EQUIPMENT (Note 4)	7,211	-
MINERAL EXPLORATION PROPERTIES (Note 5)	5,415,000	100,000

TOTAL ASSETS	$5,604,155	$100,385

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft	$-	$340
Accounts payable and accrued liabilities (Note 6)	421,486	155,191
Due to related parties (Note 7)	55,877	183,388
Promissory notes payable (Note 8 (a))	1,016,237	769,126

TOTAL CURRENT LIABILITIES	1,493,600	1,108,045

PROMISSORY NOTE PAYABLE (Note 8 (b))	52,500	-

TOTAL LIABILITIES	1,546,100	1,108,045

NATURE OF OPERATIONS AND BASIS OF PRESENTATION,
COMMITMENTS AND CONTINGENCY AND SUBSEQUENT EVENTS (Notes 1, 11 and 13)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock (Note 9) Authorized 140,625,000 shares of common stock, $0.001 par value
Issued and outstanding 17,159,375 common shares (February 28, 2010 – 13,509,375)	17,159	13,509
Additional paid-in-capital	33,684,688	24,084,936
Warrants	1,009,318	-
Deficit accumulated during exploration stage	(30,653,110)	(25,106,105)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	4,058,055	(1,007,660)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$5,604,155	$100,385

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	For the period from the date of inception (October 11, 2004) to February 28,	For the year ended February 28,	For the year ended February 28,	For the year ended February 28,
	2011	2011	2010	2009
	(Unaudited)

GENERAL AND ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs (Note 5)	$14,625,000	$100,000	$25,000	$-
Amortization	867	867	-	-
Bank charges	22,931	18,588	660	427
Consulting fees (recovery) (Note 7)	327,737	148,577	(28,855)	134,315
Interest expense (Notes 6 and 8)	534,032	415,844	56,645	37,926
Legal and accounting	844,040	294,183	94,245	171,811
Management fees (recovery) (Notes 7 and 11)	447,507	(24,693)	-	301,600
Marketing and promotion	208,939	156,045	1,565	14,569
Mineral property exploration expenditures	1,377,598	1,354,855	-	8,624
Office and miscellaneous	297,723	224,185	5,683	37,111
Rent	106,153	73,162	5,959	13,490
Stock-based compensation (Note 9)	11,811,265	2,762,720	1,091,640	7,956,905
Transfer agent fees	49,318	22,672	12,387	9,025

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	30,653,110	5,547,005	1,264,929	8,685,803

NET LOSS AND COMPREHENSIVE LOSS	$(30,653,110)	$(5,547,005)	$(1,264,929)	$(8,685,803)

BASIC AND DILUTED LOSS AND COMPREHENSIVE LOSS PER COMMON SHARE	$(0.33)	$(0.09)	$(0.64)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,984,717	13,509,375	13,509,375

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 28, 2011 (Unaudited) and
FOR THE YEARS ENDED FEBRUARY 28, 2011, 2010 and 2009 (Audited)
 (Expressed in U.S. Dollars)

	Common stock		Additional		Deficit accumulated during	Total stockholders’
	Number of shares	Amount	Paid-in capital	Warrants	exploration stage	equity (deficiency)

Balance, October 11, 2004 (inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.00013 per share – November 29, 2004 (Note 9)	7,500,000	7,500	(3,500)	-	-	4,000
Common stock issued for cash at $0.00013 per share – January 10, 2005 (Note 9)	4,500,000	4,500	(2,100)	-	-	2,400
Common stock issued for cash at $0.00013 per share – January 21, 2005 (Note 9)	2,812,500	2,812	12,188	-	-	15,000
Common stock issued for cash at $0.00013 per share – January 25, 2005 (Note 9)	375,000	375	1,625	-	-	2,000
Common stock issued for cash at $0.00013 per share – February 1, 2005 (Note 9)	46,875	47	2,453	-	-	2,500
Net loss for the period	-	-	-	-	(3,051)	(3,051)

Balance, February 28, 2005	15,234,375	15,234	10,666	-	(3,051)	22,849

Net loss for the year	-	-	-	-	(12,401)	(12,401)

Balance, February 28, 2006	15,234,375	15,234	10,666	-	(15,452)	10,448

Contributions to capital by related parties	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(64,770)	(64,770)

Balance, February 28, 2007	15,234,375	15,234	34,666	-	(80,222)	(30,322)

Restricted common shares returned and cancelled (Note 9)	(3,750,000)	(3,750)	3,750	-	-	-
Common shares issued per Strathmore Option Agreement (Notes 5 and 9)	1,875,000	1,875	13,998,125	-	-	14,000,000
Commons shares issued for cash at $1.67 per share – February 26, 2008 (Note 9)	150,000	150	816,766	-	-	816,916
Warrants issued for cash – February 26, 2008 (Note 9)	-	-	-	183,084	-	183,084
Net loss for the year	-	-	-	-	(15,075,151)	(15,075,151)

Balance, February 29, 2008	13,509,375	13,509	14,853,307	183,084	(15,155,373)	(105,473)

Stock-based compensation (Note 9)	-	-	7,956,905	-	-	7,956,905
Warrants expired during the year (Note 9)	-	-	183,084	(183,084)	-	-
Net loss for the year	-	-	-	-	(8,685,803)	(8,685,803)

Balance, February 28, 2009	13,509,375	$13,509	$22,993,296	$-	$(23,841,176)	$(834,371)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company)

FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO FEBRUARY 28, 2011 (Unaudited) and
FOR THE YEARS ENDED FEBRUARY 28, 2011, 2010 and 2009 (Audited)
 (Expressed in U.S. Dollars)

	Common stock		Additional		Deficit accumulated during	Total stockholders’
	Number of shares	Amount	Paid-in capital	Warrants	exploration stage	equity (deficiency)

Balance forward, February 28, 2009	13,509,375	$13,509	$22,993,296	$-	$(23,841,176)	$(834,371)

Stock-based compensation (Note 9)	-	-	1,091,640	-	-	1,091,640
Net loss for the year	-	-	-	-	(1,264,929)	(1,264,929)

Balance, February 28, 2010	13,509,375	13,509	24,084,936	-	(25,106,105)	(1,007,660)

Common shares issued for debt – April 5, 2010 at $0.20 per share (Notes 6, 8 and 9)	2,000,000	2,000	398,000	-	-	400,000
Common shares issued for cash at $2.00 per share – April 14, 2010 (Note 9)	1,025,000	1,025	2,048,975	-	-	2,050,000
Fair value of warrants– April 14, 2010 (Note 9)	-	-	(1,009,318)	1,009,318	-	-
Common shares issued per Mercer Option Agreement (Notes 5 and 9)	2,500,000	2,500	4,997,500	-	-	5,000,000
Common shares cancelled per Nose Rock Termination Agreement – May 28, 2010 (Notes 5 and 9)	(1,875,000)	(1,875)	1,875	-	-	-
Beneficial conversion feature (Notes 6 and 8)	-	-	400,000	-	-	400,000
Stock-based compensation (Note 9)	-	-	2,762,720	-	-	2,762,720
Net loss for the year	-	-	-	-	(5,547,005)	(5,547,005)

Balance, February 28, 2011	17,159,375	$17,159	$33,684,688	$1,009,318	$(30,653,110)	$4,058,055

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Inception (October 11, 2004) to February 28,	For the year ended February 28,
	2011	2011	2010	2009
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(30,653,110)	$(5,547,005)	$(1,264,929)	$(8,685,803)
Adjustments to reconcile net loss to net cash used in operating activities:
- Interest expense (Notes 6 and 8)	524,363	406,237	56,645	37,864
- Depreciation	867	867	-	-
- Contributions to capital by related parties	24,000	-	-	-
- Write down of mineral property acquisition costs (Note 5)	14,625,000	100,000	25,000	-
- Write down of management fees (Notes 7 and 11)	(88,170)	(88,170)	-	-
- Stock-based compensation (Note 9)	11,811,265	2,762,720	1,091,640	7,956,905
- Non-cash gain on settlement of debt (Note 7)	(120,843)	(120,843)	-	-
Changes in operating assets and liabilities
- Decrease (increase) in amounts receivable	(15,690)	(15,690)	-	-
- Decrease (increase) in prepaid expenses	(40,120)	(39,735)	1,275	(1,660)
- Increase (decrease) in accounts payable and accrued liabilities	446,486	291,295	(819)	120,694
- Increase (decrease) in due to related parties	253,390	70,002	3,925	157,663

NET CASH USED IN OPERATING ACTIVITIES	(3,232,562)	(2,180,322)	(87,263)	(414,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property interests (Note 5)	(1,040,000)	(415,000)	(125,000)	-
Acquisition of property and equipment (Note 4)	(8,078)	(8,078)	-	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,048,078)	(423,078)	(125,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(340)	340	-
Advances from related parties (Note 8)	715,000	64,000	160,000	130,000
Other promissory notes (Note 8)	910,000	910,000	-	-
Repayment of other promissory notes (Note 8)	(294,126)	(294,126)	-	-
Common shares issued for cash / subscribed for cash	3,075,900	2,050,000	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,406,774	2,729,534	160,340	130,000

INCREASE (DECREASE) IN CASH	126,134	126,134	(51,923)	(284,337)

CASH, BEGINNING OF PERIOD	-	-	51,923	336,260

CASH, END OF PERIOD	$126,134	$126,134	$-	$51,923
SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
Cash paid for interest	$127,733	$127,733	$-	$-
Cash paid for income taxes	$-	$-	$-	$-
Non-cash transactions:
Donated rent and services	$24,000	$-	$-	$-
Shares issued for exploration expenses and mineral properties	$19,000,000	$5,000,000	$-	$-
Shares issued on settlement of debts	$450,000	$400,000	$-	$50,000

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

Effective June 6, 2007, the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company’s common stock. Further, on March 11, 2008 the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company’s common stock.  Effective May 12, 2011, the Company completed a reverse stock split by the issuance of 1 new share for each 4 outstanding shares of the Company’s common stock (Notes 9 and 13). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities.”  The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period.

Going Concern

The Company’s consolidated financial statements as at February 28, 2011, and for the year then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred operating loses since inception of $30,653,110.  The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 2 – CHANGES IN ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 166, "Accounting for Transfer of Financial Assets - an amendment of FASB Statement".  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, "Transfers and Servicing", and removes the exception from applying ASC 810-10, "Consolidation". This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective March 1, 2010.  The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company adopted ASU 2010-06 related to Levels 1 and 2 disclosures on March 1, 2010 and the adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”.  ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASU No. 2010-11 did not have a material impact on the Company’s consolidated financial statements.

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

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Financial Instruments (continued)

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises primarily from the Company’s cash and cash equivalents and amounts receivable. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated US financial institutions.  As at February 28, 2011, amounts receivable was comprised of Harmonized Sales Tax receivable of $15,690 (2010 - $Nil).  As a result, credit risk is considered insignificant.

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

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The financial statements are presented in U.S. dollars.  In accordance with ASC 830 “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.  To February 28, 2011, the Company has not recorded any translation adjustments into stockholders’ equity.

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

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles, Goodwill and Other”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-28 to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-29 to have a material effect on the Company’s financial position, results of operations or cash flows.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 4 – PROPERTY AND EQUIPMENT

			Net Book Value
	Cost	Accumulated amortization	February 28, 2011	February 28, 2010

Furniture and fixtures	$649	$65	$584	$-
Machinery and equipment	6,837	684	6,153	-
Computer equipment	592	118	474	-

	$8,078	$867	$7,211	$-

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
•
a final issuance of 2,500,000 shares within five business days of the Company’s prior receipt of a “technical report” (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects (“NI 43-101”) meeting certain criteria).

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 5 – MINERAL EXPLORATION PROPERTIES (continued)

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

4.
Pay on Mercer Canada’s behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Mercer Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement. The Company must pay the Underlying Property Owner an aggregate of $4,000,000 in the instalments by the dates specified as follows:

•	Pay $20,000 by October 14, 2009 (paid);
•	Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);
•	Pay additional $40,000 on or by April 14, 2010 (paid);
•	Pay additional $55,000 on or by July 14, 2010 (paid);
•	Pay additional $55,000 on or by October 14, 2010 (paid);
•	Pay additional $65,000 on or by January 14, 2011 (paid);
•	Pay additional $75,000 on or by April 14, 201l (Note 13);
•	Pay additional $75,000 on or by July 14, 201l;
•	Pay additional $85,000 on or by October 14, 201l;
•	Pay additional $85,000 on or by January 14, 2012;
•	Pay additional $160,000 on or by July 14, 2012;
•	Pay additional $160,000 on or by January 14, 2013;
•	Pay additional $190,000 on or by July 14, 2013;
•	Pay additional $190,000 on or by January 14, 2014;
•	Pay additional $230,000 on or by July 14, 2014;
•	Pay additional $230,000 on or by January 14, 2015; and
•	Pay additional $2,245,000 on or by July 14, 2015.

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

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 5 – MINERAL EXPLORATION PROPERTIES (continued)

(b) Geoforum Scandinavia AB Property
Effective December 9, 2008, the Company entered into a written letter option agreement with Geoforum Scandinavia AB (“Geoforum”) for the exclusive option to acquire a 100% undivided interest in four mineral properties in Sweden (the “Geoforum Properties”), subject to a 3% NSR royalty (“Geoforum Letter Option Agreement”). A payment of $25,000 was required on or before the earlier of the expiration of the due diligence period or February 28, 2009 (the “Geoforum Effective Date”) (accrued as at February 28, 2009 and paid on March 6, 2009). On October 29, 2009, the Company entered into a Formal Option Agreement with Geoforum (the “Geoforum Option Agreement”).

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

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 5 – MINERAL EXPLORATION PROPERTIES (continued)

(c) Trans Atlantic Metals AB Property

Effective January 15, 2009, the Company entered into a written letter option agreement with Trans Atlantic Metals AG (“TAM”) and its wholly owned subsidiary, T.A. Metal, Sweden AG for exclusive options to acquire up to an 80% undivided interest in four mineral properties in Sweden (collectively, the “TAM Properties”), subject to a 3% NSR royalty (the “TAM Option”). A payment of $25,000 was required on or before the earlier of the expiration of the due diligence period or February 28, 2009 (the “TAM Effective Date”) (accrued as at February 28, 2009 and paid on March 2, 2009). On November 17, 2009, the Company entered into a Formal Option Agreement with TAM (the “TAM Option Agreement”).

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

(d) Nose Rock Property
Further to the Letter of Intent (“LOI”) which became effective June 18, 2007, the Board of Directors of the Company approved the Company’s entry into an Option and Joint Venture Agreement (the “Agreement”) effective September 14, 2007, with Strathmore Resources (US) Inc. (“Strathmore”).  The Agreement set out the terms upon which the Company and Strathmore were to explore and, if warranted, develop Strathmore’s Nose Rock properties.

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

NOTE 5 – MINERAL EXPLORATION PROPERTIES (continued)

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

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 5 – MINERAL EXPLORATION PROPERTIES (continued)

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

Subject to the completion of due diligence satisfactory to the Company, the Letter Agreement was to have an initial closing on August 31, 2009 at which time the Company would:

-	make a cash payment of $7,500,000
-	issue and deliver 1,500,000 shares of the Company’s common stock (subject to a one year re-sale restriction)
-	issue and deliver warrants exercisable to purchase up to 250,000 shares of the Company’s common stock at the price of $4.00 per share for a period of two years from the date of issuance.

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

During the year ended February 28, 2011, the Company settled part of accounts payable through the issuance of a convertible promissory note in the amount of $25,000. The terms of the convertible promissory note provided that in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company’s restricted common stock at the rate of $0.20 per share.

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

During the year ended February 28, 2011, the Company paid or accrued consulting and/or management fees of $133,786 to directors of the Company (2010 – $6,145; 2009 - $179,463).

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

NOTE 8 – PROMISSORY NOTES PAYABLE

(a) Current

The promissory note payable of $1,016,237 at February 28, 2011 (2010 - $769,126) consists of principal and accrued interest of $1,010,000 (2010 - $651,000) and $6,237 (2010 - $118,126), respectively. Of this total amount, $510,000 (2010 - $Nil) is secured by a general security agreement charging all of the Company’s present and after acquired personal property, bears interest at 10% per annum and is repayable on June 30, 2011, $400,000 (2010 - $Nil) is unsecured, bears interest at 10% per annum and is repayable on June 30, 2011 and $100,000 (2010 - $100,000) is due to a related party, is unsecured, bears no interest and has no set terms of repayment.

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

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 9 – CAPITAL STOCK

Authorized

The total authorized capital is 140,625,000 common shares with par value of $0.001 per share.  On June 4, 2007, the Company increased the authorized share capital from 75,000,000 shares of common stock to 375,000,000 shares of common stock with the same par value of $0.001 per share. On June 8, 2010, the Company filed a Certificate of Change with the Nevada Secretary of State in relation to the 1.5 for one forward split of the Company’s common shares on March 11, 2008 to effect the 1.5 for one forward split of the Company’s authorized common shares.  As a result, the Company’s authorized capital was increased from 375,000,000 shares, par value of $0.001 per share, to 562,500,000 shares, par value of $0.001 per share. Effective May 12, 2011, the Company filed a Certificate of Change and Certificate of Correction with the Nevada Secretary of State in relation to the 1 for 4 reverse stock split of the Company’s common shares to effect the 1 for 4 reverse stock split of the Company’s authorized common shares (Notes 1 and 13). As a result, the Company’s authorized capital was decreased from 562,500,000 shares, par value of $0.001 per share to 140,625,000 shares, par value of $0.001 per share.

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

NOTE 9 – CAPITAL STOCK (continued)

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

NOTE 9 – CAPITAL STOCK (continued)

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

The Company’s stock option activity for the years ended February 28, 2011 and 2010 is summarized as follows:

	Number of Options	Weighted average exercise price per share	Weighted average remaining in contractual life (in years)

Balance, February 28, 2009	1,125,000	$8.96	9.21 years
Granted	687,500	2.00
Expired - cancelled	(1,125,000)	8.96
Exercised	-	-
Balance, February 28, 2010	687,500	2.00	9.13 years
Granted	2,825,000	2.00
Expired - cancelled	(2,000,000)	2.00
Exercised	-	-
Balance, February 28, 2011	1,512,500	$2.00	3.75 years

A total of 378,125 stock options are exercisable as at February 28, 2011.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 9 – CAPITAL STOCK (continued)

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

NOTE 10 – INCOME TAXES

The Company has losses carry forward for income tax purpose to February 28, 2011. There are no current or deferred tax expenses for the period ended February 28, 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the years ended
	February 28, 2011	February 28, 2010

Deferred tax asset attributable to
Current operations	$1,878,176	$430,076
Non-deductible items	(1,075,611)	(371,158)
Less: Change in valuation allowance	(802,565)	(58,918)

Net refundable amount	$-	$-

The composition of the Company’s deferred tax asset as at February 28, 2011 and February 28, 2010 are as follows:

	February 28, 2011	February 28, 2010

Net operation loss carry-forward	$18,416,978	$16,033,560
Statutory federal income tax rate	33.96%	34.00%
Deferred tax assets	6,253,975	5,451,410
Less: Valuation allowance	(6,253,975)	(5,451,410)

Net Deferred Tax Assets	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 10 – INCOME TAXES (continued)

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

NOTE 11 – COMMITMENTS AND CONTINGENCY

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

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 12 – SEGMENTED INFORMATION

The Company’s only business activity is exploration and development of mineral properties.  This activity is carried out in Colombia.

The breakdown by geographic area for the period ended February 28, 2011 is as follows:

	United States	Colombia	Total

Total expenses	$4,766,383	$780,622	$5,547,005

Current assets	$166,238	$15,706	$181,944
Property and equipment	-	7,211	7,211
Other assets	-	5,415,000	5,415,000

Total assets	$166,238	$5,437,917	$5,604,155

The breakdown by geographic area for the year ended February 28, 2010 is as follows:

	United States	Colombia	Total

Total expenses	$1,264,929	$-	$1,264,929

Current assets	$385	$-	$385
Other assets	100,000	-	100,000

Total assets	$100,385	$-	$100,385

MERCER GOLD CORPORATION
(formerly Uranium International Corp.)
(An Exploration Stage Company

NOTES TO CONSOLIDATED STATEMENTS
FEBUARY 28, 2011
(Expressed in U.S. Dollars)

NOTE 13 – SUBSEQUENT EVENTS

The following events occurred during the period from the year ended February 28, 2011 to the date the consolidated financial statements were available to be issued on May 31, 2011:

On March 30, 2011, the Company entered into a letter of intent to acquire 100% interest in mining claims owned by VCS Mining Inc. and its subsidiaries. The acquisition is conditional upon the completion of the definitive agreement. On April 15, 2011, VCS Mining Inc. and the Company have agreed that it would be in both parties’ interests to terminate the letter of intent.

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

Effective on May 12, 2011, the Company filed a Certificate of Change and Certificate of Correction with the Nevada Secretary of State in relation to completing a one for four reverse stock split such that the Company’s authorized common shares decreased from 562,500,000 common shares with a par value of $0.001 to 140,625,000 common shares with the same par value and the Company’s issued and outstanding common shares decreased from 68,637,500 to 17,159,375 common shares (Notes 1 and 9).

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

As of February 28, 2011, management assessed the effectiveness of the company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, as at February 28, 2011 such internal controls and procedures were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report..

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

Summary Compensation Table

The following table sets forth the compensation paid to any of the following individuals during our fiscal years ended February 28, 2011 and 2010: (i) any person serving as our principal executive officer during our fiscal year ended February 28, 2011; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of February 28, 2011; and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as an executive officer of the Company as of February 28, 2011 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Febru-ary 28,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incen-tive Plan Com-pen-sation ($)	Non-Quali-fied De-ferred Com-pen-sation Earn-ings ($)	All Other Com-pen-sation ($)	Total ($)

William D. Thomas, President, CEO,	2011	52,320	Nil	Nil	124,100	Nil	Nil	Nil	176,420
Secretary, Treasurer and CFO(2)	2010	Nil	Nil	Nil	198,500	Nil	Nil	Nil	198,500

Rahim Jivraj, former President and CEO(4)	2011	43,830	Nil	Nil	372,300	Nil	Nil	Nil	416,130
	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Marek Kreczmer, former President and CEO(4)	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2010	Nil	Nil	Nil	397,000	Nil	Nil	Nil	397,000

Devinder Randhawa,	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
former President and CEO(5)	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

James Stonehouse,	2011	124,541	Nil	Nil	215,965	Nil	Nil	Nil	340,506
former VP Exploration (6)	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	This amount represents the fair value of these stock options at the date of grant which was estimated using the Black-Scholes option pricing model.
(2)	Mr. Thomas has served as our Secretary, Treasurer and CFO since August 18, 2008 and as our President and CEO since May 9, 2011.
(3)	Mr. Jivraj served as our President and CEO from April 16, 2010 to March 28, 2011.
(4)	Mr. Kreczmer served as our President and CEO from July 9, 2009 to January 1, 2010.
(5)	Mr. Randhawa served as our interim President and CEO from March 31, 2010 to April 16, 2010.
(6)	Mr. Stonehouse served as our VP of Exploration from September 20, 2010 to May 9, 2011.

Outstanding Equity Awards as of February 28, 2011

The following table sets forth outstanding equity awards as of February 28, 2011 with respect to each of the Named Executive Officers listed in the table above:

Outstanding Equity Awards as of February 28, 2011
	Option Awards					Stock Awards
Name	Number of secur-ities under-lying unexer-cised options exercise-able (#)	Number of secur-ities under-lying unexer-cised options unexer-cisable (#)	Equity incentive plan awards: number of securi-ties under-lying unexer-cised un-earned options (#)	Option exercise price ($)	Option expira-tion date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of un-earned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of un-earned shares, units or other rights that have not vested ($)

William D. Thomas	46,875	140,625	Nil	$2.00	Dec 1/14	Nil	Nil	Nil	Nil
Rahim Jivraj	46,875	140,625	Nil	$2.00	Dec 1/14	Nil	Nil	Nil	Nil
Marek Kreczmer	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil
Devinder Randhawa	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil
James Stonehouse	46,875	140,625	Nil	$2.00	Dec 1/14	Nil	Nil	Nil	Nil

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors during our fiscal year ended February 28, 2010:

Director Compensation During Our Year Ended February 28, 2011

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (6)	Non-equity incentive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)

William D. Thomas	52,320	Nil	124,100	Nil	Nil	Nil	176,420
Rahim Jivraj(1)	43,830	Nil	372,300	Nil	Nil	Nil	416,130
Keith Laskowski(2)	33,938	Nil	369,657	Nil	Nil	Nil	403,595
James M. Stonehouse(3)	124,541	Nil	215,965	Nil	Nil	Nil	340,506
Devinder Randhawa(4)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lorne Gertner(5)	Nil	Nil	32,295	Nil	Nil	Nil	32,295
Jas Butalia(6)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Henry Fowlds(7)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Richard Cherry(8)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Shaw(9)	Nil	Nil	372,300	Nil	Nil	Nil	372,300
Edward Flood(10)	Nil	Nil	372,300	Nil	Nil	Nil	372,300
Roberta Partarrieu(11)	Nil	Nil	32,295	Nil	Nil	Nil	32,295

(1)	Mr. Jivraj resigned as a director on April 25, 2011.
(2)	Mr. Laskowski resigned as a director on November 3, 2010.
(3)	Mr. Stonehouse resigned as a director on May 9, 2011.
(4)	Mr. Randhawa resigned as a director on March 28, 2011.
(5)	Mr. Gertner resigned as a director on April 27, 2011.
(6)	Mr. Butalia resigned as a director on April 5, 2010.
(7)	Mr. Fowlds resigned as a director on April 5, 2010.
(8)	Mr. Cherry resigned as a director on April 5, 2010.
(9)	Mr. Shaw resigned as a director on January 24, 2011.
(10)	Mr. Flood resigned as a director on January 26, 2011.
(11)	Mr. Partarrieu resigned as a director on February 16, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Title of Class	Name and Address of Beneficial Owner Directors and Officers	Amount and Nature of Beneficial Owner(1)		Percentage of Common Stock(2)

Common Stock	William D. Thomas	187,500	(3)	1.1%

Common Stock	Gerry Jardine	Nil		Nil

Common Stock	All executive officers and directors as a Group (2 persons)	187,500	(3)	1.1%

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

Related Party Transactions

Except as described herein, none of the following parties (each a “Related Party”) has, since the beginning of our fiscal year ended February 28, 2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

During the year ended February 28, 2011, the Company paid or accrued consulting and/or management fees of $133,786 to directors of the Company (2010 – $6,145).

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

James Stafford serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended February 28, 2011 and 2010.  Aggregate fees for professional services rendered to us by our auditors are set forth below:

	Year Ended February 28, 2011	Year Ended February 28, 2010

Audit Fees	$26,898	$24,263
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
Total	$26,898	$24,263

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee (or, at the present time, the Board of Directors, which is functioning as our Audit Committee) is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor, James Stafford.  The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by James Stafford.  Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by James Stafford which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law.  The Audit Committee has approved all of the audit and permitted non-audit services performed by James Stafford in the year ended February 28, 2011.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Mineral Property Staking and Purchase Agreement dated January 28, 2005 between Ancor Resources Inc. and Laurence Stephenson (1)
10.2	Nose Rock Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated September 14, 2007 (2)
10.3	Dalton Pass Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated October 5, 2007 (3)
10.4	NWT Uranium Corp. and Nu-Mex Uranium Corp. Terminate Arrangement Agreement dated February 13, 2008 (4)
10.5	Executive Services Agreement dated April 1, 2008 among the Company, Cleary Petroleum Corp. and Richard M. Cherry (5)
10.6	Letter Option Agreement dated December 9, 2008 between the Company and Geoforum Scandinavia AB (6)
10.7	Letter Option Agreement dated January 15, 2009 between the Company and Trans Atlantic Metals AG (7)
10.8	Letter Agreement dated April 21, 2009, effective April 23, 2009, between the Company and Continental Precious Metals Inc. (8)
10.9	Option Agreement dated October 29, 2009 between the Company and Geoforum Scandinavia AB (9)
10.10	Option Agreement dated November 17, 2009 between the Company and Trans Atlantic Metals AG (10)
10.11	Mineral Assets Option Agreement between Mercer Gold Corp. and the Company, dated April 13, 2010 (11)
10.12	2010 Stock Incentive Plan (12)
10.13	Amendment to Mineral Assets Option Agreement dated December 30, 2010 (13)
14.1	Code of Conduct (14)
21.1	Subsidiaries of the Issuer: Mercer One Panama Corp. (Incorporated under the laws of the Republic of Panama) Mercer Two Panama Corp. (Incorporated under the laws of the Republic of Panama)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

*	Filed herewith
(1)	Incorporated by reference from our Form SB-2, filed with the SEC on September 13, 2006.
(2)	Incorporated by reference from our Form 8-K, filed with the SEC on September 14, 2007.
(3)	Incorporated by reference from our Form 8-K, filed with the SEC on October 12, 2007.
(4)	Incorporated by reference from our Form 8-K, filed with the SEC on February 19, 2008.
(5)	Incorporated by reference from our Form 8-K, filed with the SEC on April 7, 2008.
(6)	Incorporated by reference from our Form 8-K, filed with the SEC on December 19, 2008.
(7)	Incorporated by reference from our Form 8-K, filed with the SEC on January 23, 2009.
(8)	Incorporated by reference from our Form 8-K, filed with the SEC on May 1, 2009.
(9)	Incorporated by reference from our Form 8-K, filed with the SEC on November 12, 2009.
(10)	Incorporated by reference from our Form 8-K, filed with the SEC on November 27, 2009.
(11)	Incorporated by reference from our Form 8-K, filed with the SEC on April 19, 2010.
(12)	Incorporated by reference from our Form 10-K, filed with the SEC on June 16, 2010.
(13)	Incorporated by reference from our Form 8-K, filed with the SEC on January 18, 2011.
(14)	Incorporation by reference from our Form 10-K, filed with the SEC on June 3, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESORO MINING CORP.

Date: October 29, 2012	By:	/s/ Gary Powers
Gary Powers
President & Chief Executive Officer and
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