Form 10-Q/A
period 2011-05-31
TRESORO MINING CORP.
filed 2012-10-29
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

MERCER GOLD CORPORATION
Quarterly Report on Form 10-Q
For The Quarterly Period Ended
May 31, 2011

EXPLANATORY NOTE

This amendment on Form 10-Q/A to Tresoro Mining Corp.s (formerly Mercer Gold Corp.) Quarterly Report on Form 10-Q for the period ended May 31, 2011, filed with the Securities and Exchange Commission on July 15, 2011, is being filed in response to the requirements of a cease trade order issued by the British Columbia Securities Commission. The purpose of this amendment is to (i) clarify under the section titled Overview of Our Business under Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations that Tresoro Mining Corp. (the Company) has not established any proven or probable reserves on its mineral property interest, and (ii) revise its disclosure under the section titled Technical Report under Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations to (a) remove reference to an updated Technical Report, dated February 8, 2011, and (b) remove the inadvertent disclosure that the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Guayabales Project.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q other than as discussed immediately above.

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

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

The following unaudited interim consolidated financial statements of Mercer Gold Corporation (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Page
Consolidated Balance Sheets as of May 31, 2011 (unaudited) and February 28, 2011	7
Unaudited Consolidated Statements of Operations for the three months ended May 31, 2011 and 2010 and for the period from inception (October 11, 2004) to May 31, 2011	8
Unaudited Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (October 11, 2004) to May 31, 2011	9
Unaudited Consolidated Statements of Cash Flows for the three months ended May 31, 2011 and 2010 and for the period from inception (October 11, 2004) to May 31, 2011	12
Unaudited Notes to Consolidated Financial Statements	13

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

MERCER GOLD CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31, 2011	February 28, 2011
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,109	$126,134
Amounts receivable	25,316	15,690
Prepaid expense	11,761	40,120

TOTAL CURRENT ASSETS	40,186	181,944

PROPERTY & EQUIPMENT (Note 4)	6,443	7,211

MINERAL PROPERTY COSTS (Note 5)	5,490,000	5,415,000

TOTAL ASSETS	$5,536,629	$5,604,155

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	954,602	421,486
Due to related parties (Note 7)	55,000	55,877
Promissory notes payable (Note 8)	1,081,758	1,016,237

TOTAL CURRENT LIABILITIES	2,091,360	1,493,600

PROMISSORY NOTE PAYABLE (Note 8)	-	52,500

TOTAL LIABILITIES	2,091,360	1,546,100

NATURE OF OPERATIONS AND BASIS OF PRESENTATION, COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT (Notes 1, 11 and 13)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock (Note 9) Authorized 140,625,000 shares of common stock, $0.001 par value
Issued and outstanding
17,459,375 common shares (February 28, 2011 – 17,159,375)	17,459	17,159
Additional paid-in-capital	34,877,701	33,684,688
Warrants	-	1,009,318
Shares to be issued	260,000	-
Accumulated other comprehensive income	(88)	-
Deficit accumulated during exploration stage	(31,709,803)	(30,653,110)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	3,445,269	4,058,055

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIENCY)	$5,536,629	$5,604,155

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	For the period from the date of inception (October 11, 2004) to	For the three months ended	For the three months ended	For the three months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2011	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property	$14,625,000	$-	$100,000	$-
Amortization	1,635	768	-	-
Bank charges	26,975	4,044	596	313
Consulting fees	340,737	13,000	63,512	-
Interest expense (Note 8)	557,354	23,322	9,607	12,994
Legal and accounting (recovery)	875,090	31,050	55,098	(712)
Management fees (recovery) (Note 7)	466,689	19,182	(86,843)	-
Marketing and promotion	241,715	32,776	78	81
Mineral property exploration	2,061,307	683,709	74,460	-
Office and miscellaneous	375,336	77,613	31,747	1,011
Rent	150,329	44,176	14,399	3,383
Stock-based compensation (Note 9)	11,935,260	123,995	2,009,075	1,091,640
Transfer agent fees	52,376	3,058	2,728	3,858

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	31,709,803	1,056,693	2,274,457	1,112,568

NET LOSS	$(31,709,803)	$(1,056,693)	$(2,274,457)	$(1,112,568)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(88)	(88)	-	-

COMPREHENSIVE LOSS	$(31,709,891)	$(1,056,781)	$(2,274,457)	$(1,112,568)

BASIC AND DILUTED LOSS AND COMPREHENSIVE LOSS PER COMMON SHARE	$(0.06)	$(0.14)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	17,319,158	16,598,233	11,634,375

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO MAY 31, 2011
(Expressed in U.S. Dollars)
(unaudited)

	Common stock					Accumulated other	Deficit accumulated during	Total stockholders’
	Number of shares	Amount	Additional paid in capital	Warrants	Shares to be issued	comprehensive income (loss)	exploration stage	equity (deficiency)

Balance, October 11, 2004 (inception)	-	$-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.00013 per share – November 29, 2004 (Note 9)	7,500,000	7,500	(3,500)	-	-	-	-	4,000
Common stock issued for cash at $0.00013 per share – January 10, 2005 (Note 9)	4,500,000	18,000	(2,100)	-	-	-	-	2,400
Common stock issued for cash at $0.00013 per share – January 21, 2005 (Note 9)	2,812,500	2,812	12,188	-	-	-	-	15,000
Common stock issued for cash at $0.00013 per share – January 25, 2005 (Note 9)	375,000	375	1,625	-	-	-	-	2,000
Common stock issued for cash at $0.00013 per share – February 1, 2005 (Note 9)	46,875	47	2,453	-	-	-	-	2,500
Net loss for the period	-	-	-	-	-	-	(3,051)	(3,051)

Balance, February 28, 2005	15,234,375	15,234	10,666	-	-	-	(3,051)	22,849

Net loss for the year	-	-	-	-	-	-	(12,401)	(12,401)

Balance, February 28, 2006	15,234,375	15,234	10,666	-	-	-	(15,452)	10,448

Contributions to capital by related parties	-	-	24,000	-	-	-	-	24,000
Net loss for the year	-	-	-	-	-	-	(64,770)	(64,770)

Balance, February 28, 2007	15,234,375	$15,234	$34,666	$-	$-	$-	$(80,222)	$(30,322)

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO MAY 31, 2011
(Expressed in U.S. Dollars)
(unaudited)

Common stock					Accumulated other	Deficit accumulated during	Total stockholders’
Number of shares	Amount	Additional paid in capital	Warrants	Shares to be issued	comprehensive income (loss)	exploration stage	equity (deficiency)

Balance, February 28, 2007	15,234,375	$15,234	$34,666	$-	$-	$-	$(80,222)	$(30,322)

Restricted common shares returned and cancelled (Note 9)	(3,750,000)	(3,750)	3,750	-	-	-	-	-
Common shares issued per Nose Rock Agreement (Notes 5 and 9)	1,875,000	1,875	13,998,125	-	-	-	-	14,000,000
Common shares issued for cash at $1.67 per share – February 26, 2008 (Note 9)	150,000	150	816,766	-	-	-	-	816,916
Warrants issued for cash – February 26, 2008 (Note 9)	-	-	-	183,084	-	-	-	183,084
Net loss for the year	-	-	-	-	-	-	(15,075,151)	(15,075,151)

Balance, February 29, 2008	13,509,375	13,509	14,853,307	183,084	-	-	(15,155,373)	(105,473)

Stock-based compensation (Note 9)	-	-	7,956,905	-	-	-	-	7,956,905
Warrants expired during the year (Note 9)	-	-	183,084	(183,084)	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(8,685,803)	(8,685,803)

Balance, February 28, 2009	13,509,375	13,509	22,993,296	-	-	-	(23,841,176)	(834,371)

Stock-based compensation (Note 9)	-	-	1,091,640	-	-	-	-	1,091,640
Net loss for the year	-	-	-	-	-	-	(1,264,929)	(1,264,929)

Balance, February 28, 2010	13,509,375	$13,509	$24,084,936	$-	$-	$-	$(25,106,105)	$(1,007,660)

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO MAY 31, 2011
(Expressed in U.S. Dollars)
(unaudited)

	Common stock		Additional			Accumulated other	Deficit accumulated during	Total stockholders’
	Number of shares	Amount	paid in capital	Warrants	Shares to be issued	comprehensive income (loss)	exploration stage	equity (deficiency)

Balance, February 28, 2010	13,509,375	$13,509	$24,084,936	$-	$-	$-	$-	$(25,106,105)

Common shares issued for debt – April 5, 2010 at $0.20 per share (Notes 6, 8 and 9)	2,000,000	2,000	398,000	-	-	-	-	400,000
Common shares issued for cash at $2.00 per share – April 14, 2010 (Note 9)	1,025,000	1,025	2,048,975	-	-	-	-	2,050,000
Fair value of warrants– April 14, 2010 (Note 9)	-	-	(1,009,318)	1,009,318	-	-	-	-
Common shares issued per Mercer Option Agreement (Notes 5 and 9)	2,500,000	2,500	4,997,500	-	-	-	-	5,000,000
Common shares cancelled per Nose Rock Termination Agreement – May 28, 2010 (Notes 5 and 9)	(1,875,000)	(1,875)	1,875	-	-	-	-	-
Beneficial conversion feature (Notes 6 and 8)	-	-	400,000	-	-	-	-	400,000
Stock-based compensation (Note 9)	-	-	2,762,720	-	-	-	-	2,762,720
Net loss for the year	-	-	-	-	-	-	(5,547,005)	(5,547,005)

Balance, February 28, 2011	17,159,375	17,159	33,684,688	1,009,318	-	-	(30,653,110)	4,058,055

Commons shares issued for debt – April 12, 2010 at $0.05 per share (Notes 8 and 9)	300,000	300	59,700	-	-	-	-	60,000
Shares to be issued (Note 9)	-	-	-	-	260,000	-	-	260,000
Expiry of warrants (Note 9)	-	-	1,009,318	(1,009,318)	-	-	-	-
Stock-based compensation (Note 9)	-	-	123,995	-	-	-	-	123,995
Foreign currency translation adjustment	-	-	-	-	-	(88)	-	(88)
Net loss for the period	-	-	-	-	-	-	(1,056,693)	(1,056,693)

Balance, May 31, 2011	17,459,375	$17,459	$34,877,701	$-	$260,000	(88)	$(31,709,803)	$3,445,269

The accompanying notes are an integral part of these financial statements.

MERCER GOLD CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	For the period from the date of inception (October 11, 2004) to May 31,	For the three months ended May 31,	For the three months ended May 31,	For the three months ended May 31,
	2011	2011	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(31,709,803)	$(1,056,693)	$(2,274,457)	$(1,112,568)
Adjustments to reconcile net loss to net cash used in operating activities:
- Interest expense (Note 8)	547,685	23,322	(118,126)	12,994
- Depreciation	1,635	768	-	-
- Contributions to capital by related parties	24,000	-	-	-
- Write down of mineral property acquisition costs (Note 5)	14,625,000	-	100,000	-
- Write down of management fees (Note 7)	(116,055)	(27,885)	-	-
- Stock-based compensation (Note 9)	11,935,260	123,995	2,009,075	1,091,640
- Non-cash gain on settlement of debt (Note 7)	(120,843)	-	(120,843)	-
Changes in operating assets and liabilities
- Increase in amounts receivable	(25,316)	(9,626)	-	-
- (Increase) decrease in prepaid expenses	(11,761)	28,359	(2,022)	(1,869)
- Increase (decrease) in accounts payable and accrued liabilities	979,602	533,116	(108,111)	(52,637)
- Increase (decrease) in due to related parties	287,897	34,507	(54,110)	(14,020)

NET CASH USED IN OPERATING ACTIVITIES	(3,582,699)	(350,137)	(568,594)	(76,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property interests (Note 5)	(1,115,000)	(75,000)	(200,000)	(25,000)
Acquisition of property and equipment (Note 4)	(8,078)	-	-	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,123,078)	(75,000)	(200,000)	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-	(340)	-
Promissory note / related party advances (repayments) (Note 8)	1,373,074	42,200	(176,000)	55,000
Common shares issued for cash / subscribed for cash	3,335,900	260,000	2,050,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,708,974	302,200	1,873,660	55,000

INCREASE (DECREASE) IN CASH	3,197	(122,937)	1,105,066	(46,460)

EFFECT OF FOREIGN EXCHANGE ON CASH	(88)	(88)	-	-

CASH, BEGINNING OF PERIOD	-	126,134	-	51,923

CASH, END OF PERIOD	$3,109	$3,109	$1,105,066	$5,463

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
Cash paid for interest	$127,733	$-	$9,607	$-
Cash paid for income taxes	$-	$-	$-	$-
Non-cash transactions:
Donated rent and services	$24,000	$-	$-	$-
Shares issued for mineral properties and exploration	$19,000,000	$-	$5,000,000	$-
Shares issued on settlement of debts	$510,000	$60,000	$400,000	$-

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

Effective June 6, 2007, the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company’s common stock. Further, on March 11, 2008 the Company completed a forward stock split by the issuance of 1.5 new shares for each 1 outstanding share of the Company’s common stock (Note 9).  Effective May 12, 2011, the Company completed a reverse stock split by the issuance of 1 new share for each 4 outstanding shares of the Company’s common stock (Note 9). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities.”  The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period.

Going Concern
The Company’s interim consolidated financial statements as at May 31, 2011, and for the period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred operating losses since inception of $31,709,803.  The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

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

Comparative Figures
Certain comparative figures have been reclassified in order to conform to the current period’s presentation.

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

The majority of the Company’s cash flows and financial assets and liabilities are denominated in US dollar, which is the Company’s functional and reporting currency.  Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the US dollar.

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

NOTE 4 – PROPERTY AND EQUIPMENT

			Net Book Value
	Cost	Accumulated amortization	May 31, 2011	February 28, 2011

Furniture and fixtures	$649	$123	$526	$584
Machinery and equipment	6,837	1,299	5,538	6,153
Computer equipment	592	213	379	474

	$8,078	$1,635	$6,443	$7,211

During the three months ended May 31, 2011, total additions to property and equipment were $Nil (February 28, 2011 - $8,078).

NOTE 5 – MINERAL PROPERTY COSTS

(a)	Guayabales Property
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

4.
Pay on Mercer Canada’s behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Mercer Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement. The Company must pay the Underlying Property Owner an aggregate of $4,000,000 in the instalments by the dates specified as follows:

-	Pay $20,000 by October 14, 2009 (paid);
-	Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);
-	Pay additional $40,000 on or by April 14, 2010 (paid);
-	Pay additional $55,000 on or by July 14, 2010 (paid);
-	Pay additional $55,000 on or by October 14, 2010 (paid);
-	Pay additional $65,000 on or by January 14, 2011 (paid);
-	Pay additional $75,000 on or by April 14, 201l (paid);
-	Pay additional $75,000 on or by July 14, 201l (Note 13);
-	Pay additional $85,000 on or by October 14, 201l;
-	Pay additional $85,000 on or by January 14, 2012;
-	Pay additional $160,000 on or by July 14, 2012;
-	Pay additional $160,000 on or by January 14, 2013;
-	Pay additional $190,000 on or by July 14, 2013;
-	Pay additional $190,000 on or by January 14, 2014;
-	Pay additional $230,000 on or by July 14, 2014;
-	Pay additional $230,000 on or by January 14, 2015; and
-	Pay additional $2,245,000 on or by July 14, 2015.

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

Further to the LOI which became effective June 18, 2007, the Board of Directors of the Company approved the Company’s entry into an Option and Joint Venture Agreement (the “Nose Rock Agreement”) effective September 14, 2007 (the “Effective Date”), with Strathmore Resources (US) Inc. (“Strathmore”).  The Nose Rock Agreement sets out the terms upon which the Company and Strathmore will explore and, if warranted, develop Strathmore’s Nose Rock properties.

Pursuant to the terms of the Nose Rock Agreement, Strathmore has granted the Company the sole and exclusive right to acquire up to a 65% interest in Strathmore’s Nose Rock properties (collectively, the “Nose Rock Property”), located northeast of Crownpoint within the Grants Mineral Belt in the State of New Mexico on approximately 5,000 acres in consideration of:

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

On November 18, 2008, the Company entered into a written agreement with Strathmore to terminate the Nose Rock Agreement (the “Nose Rock Termination Agreement”). Pursuant to the terms of the Nose Rock Termination Agreement, the 7,500,000 common shares previously issued were required to be returned to the Company’s treasury for cancellation.  The 7,500,000 shares were returned to treasury and cancelled on May 28, 2010 (Note 9).

(e)	Dalton Pass Property
Further to the LOI dated July 11, 2007, effective October 5, 2007, the Board of Directors of the Company approved the Company’s entry into an Option and Joint Venture Agreement dated October 5, 2007 (the “Dalton Pass Agreement”) with Strathmore with respect to Strathmore’s Dalton Pass Property (the “Dalton Pass Property”).  The Dalton Pass Property consists of certain federal lode mining claims located between Church Rock and Crownpoint uranium districts of the western Grants Mineral Belt in the State of New Mexico.

Pursuant to the terms of the Dalton Pass Agreement, Strathmore has granted the Company the sole and exclusive right and option to acquire up to a 65% interest in the Property, in consideration of:

1.	The Company paying Strathmore $250,000 (paid on July 16, 2007); and
2.
The Company incurring a total of $16,750,000 in work commitment expenditures on the Dalton Pass Property (the “Expenditures”), and additional payments of $1,000,000 in cash or stock to Strathmore in accordance with the following schedule:

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

Subject to the completion of due diligence satisfactory to the Company, the Letter Agreement was to have an initial closing on August 31, 2009 at which time the Company would:

-	make a cash payment of $7,500,000
-	issue and deliver 6,000,000 shares of the Company’s common stock (subject to a one year re-sale restriction)
-	issue and deliver warrants exercisable to purchase up to 1,000,000 shares of the Company’s common stock at the price of $1.00 per share for a period of two years from the date of issuance.

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

NOTE 8 – PROMISSORY NOTES PAYABLE

(a)   Current
The promissory note payable of $1,081,758 at May 31, 2011 (February 28, 2011 - $1,016,237) consists of principal and accrued interest of $1,052,200 (February 28, 2011 - $1,010,000) and $29,559 (February 28, 2011 - $6,237), respectively. Of this total amount, $510,000 is secured by a general security agreement charging all of the Company’s present and after acquired personal property, bears interest at 10% per annum and is repayable on July 31, 2011, $400,000 is unsecured, bears interest at 10% per annum and is repayable on July 31, 2011and $142,200 is unsecured, bears no interest and has no set terms of repayment.

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

NOTE 9 – CAPITAL STOCK (continued)

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

NOTE 9 – CAPITAL STOCK (continued)

2010 Stock Option Plan (continued)
During the three month period ended May 31, 2011, 668,750 stock options with an exercise price of $2.00, previously granted to certain officers, directors and management of the Company, expired and were cancelled.

The Company’s stock option activity for the three month period ended May 31, 2011 is summarized as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining in contractual life (in years)

Balance, February 28, 2010	687,500	$8.96	9.13 years
Granted	2,825,000	2.00	-
Expired – cancelled	(2,000,000)	8.96	-
Exercised	-	-	-

Balance, February 28, 2011	1,512,500	2.00	3.75 years
Granted	93,750	2.00	-
Expired – cancelled	(668,750)	2.00	-
Exercised	-	-	-

Balance, May 31, 2011	937,500	$2.00	3.62 years

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

NOTE 10 – INCOME TAXES

The Company has losses carry forward for income tax purposes to May 31, 2011. There are no current or deferred tax expenses for the three month period ended May 31, 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

MERCER GOLD CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011 (Expressed in U.S. Dollars) (Unaudited)

NOTE 10 – INCOME TAXES (continued)

The provision for refundable federal income tax consists of the following:

	For the three month period ended
	May 31, 2011	May 31, 2010
	(unaudited)	(unaudited)
Deferred tax asset attributable to
Current operations	$352,721	$773,315
Non-deductible stock-based compensation	(42,158)	(683,085)
Less: Change in valuation allowance	(311,313)	(90,230)

Net refundable amount	$-	$-

The composition of the Company’s deferred tax asset as at May 31, 2011 and February 28, 2011 are as follows:

	As at
	May 31, 2011	February 28, 2011
	(unaudited)	(audited)

Net operation loss carry-forward	$19,349,677	$18,416,978
Statutory federal income tax rate	33.93%	33.96%
Deferred tax assets	6,565,288	6,253,975
Less: Valuation allowance	(6,565,288)	(6,253,975)

Net deferred tax assets	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at May 31, 2011, the Company has an unused net operating loss carry forward balance of approximately $19,349,677 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires as follows:

	United States	Colombia

2025	$3,051	$-
2026	12,401	-
2027	40,770	-
2028	15,075,151	-
2029	728,899	-
2030	173,289	-
2031	1,603,662	-
2032	352,272	-
No expiry	-	1,360,182

	$17,989,495	$1,360,182

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

On June 11, 2011, a former officer and director of the Company filed an action against the Company in the Supreme Court of British Columbia.  The plaintiff alleges that the Company owes him certain monies for payment under an alleged promissory note as well as pursuant to certain alleged management fees, expenses and disbursements which is asserted were incurred by the plaintiff in the plaintiff’s prior role as an officer an director of the Company.  The Company is of the view that such allegations are without merit and has and intends to vigorously contest the action.  On July 13, 2011, the Company filed a defence to this action and a counterclaim against the plaintiff denying that any monies are owing and seeking damages against the plaintiff for breach of contract, breach of fiduciary duty and misrepresentation (Note 13).

NOTE 12 – SEGMENTED INFORMATION

The Company’s only business activity is exploration and development of mineral properties. This activity is carried out in Colombia.

The breakdown by geographic area for the period ended May 31, 2011 is as follows:

	United States	Colombia	Total

Total expenses	$476,266	$580,427	$1,056,693

Current assets	$38,105	$2,081	$40,186
Property and equipment	-	6,443	6,443
Other assets	-	5,490,000	5,490,000

Total assets	$166,238	$5,437,917	$5,536,629

The breakdown by geographic area for the period ended May 31, 2010 is as follows:

	United States	Colombia	Total

Total expenses	$2,274,457	$-	$2,274,457

Current assets	$1,107,473	$-	$1,107,473
Other assets	-	5,200,000	5,200,000

Total assets	$1,107,473	$5,200,000	$6,307,473

MERCER GOLD CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011 (Expressed in U.S. Dollars) (Unaudited)

NOTE 13 – SUBSEQUENT EVENTS

The following event occurred during the period from the date of the three month period ended on May 31, 2011 to the date the financial statements were available to be issued on July 15, 2011:

On June 11, 2011, a former officer and director of the Company filed an action against the Company in the Supreme Court of British Columbia.  The plaintiff alleges that the Company owes him certain monies for payment under an alleged promissory note as well as pursuant to certain alleged management fees, expenses and disbursements which is asserted were incurred by the plaintiff in the plaintiff’s prior role as an officer an director of the Company.  The Company is of the view that such allegations are without merit and has and intends to vigorously contest the action.  On July 13, 2011, the Company filed a defence to this action and a counterclaim against the plaintiff denying that any monies are owing and seeking damages against the plaintiff for breach of contract, breach of fiduciary duty and misrepresentation (Note 11).

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

4.
Pay on MGC’s behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Definitive Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement. The Company must pay the Underlying Property Owner an aggregate of $4,000,000 in the instalments by the dates specified as follows:

•	Pay $20,000 by October 14, 2009 (paid);
•	Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);
•	Pay additional $40,000 on or by April 14, 2010 (paid);
•	Pay additional $55,000 on or by July 14, 2010 (paid);
•	Pay additional $55,000 on or by October 14, 2010 (paid);
•	Pay additional $65,000 on or by January 14, 2011 (paid);
•	Pay additional $75,000 on or by April 14, 201l (paid);
•	Pay additional $75,000 on or by July 14, 201l ( payment date extended to August 4, 2011);
•	Pay additional $85,000 on or by October 14, 201l;
•	Pay additional $85,000 on or by January 14, 2012;
•	Pay additional $160,000 on or by July 14, 2012;
•	Pay additional $160,000 on or by January 14, 2013;
•	Pay additional $190,000 on or by July 14, 2013;
•	Pay additional $190,000 on or by January 14, 2014;
•	Pay additional $230,000 on or by July 14, 2014;
•	Pay additional $230,000 on or by January 14, 2015; and
•	Pay additional $2,245,000 on or by July 14, 2015.

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

We are an exploration stage company and have not generated any revenue to date.  The following table sets forth selected financial information relating to our Company for the periods indicated:

	For the period from the date of inception (October 11, 2004) to	For the three months ended	For the three months ended
	May 31,	May 31,	May 31,
	2011	2011	2010
	(unaudited)	(unaudited)	(unaudited)

GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$14,625,000	$-	$100,000
Amortization	1,635	768	-
Bank charges	26,975	4,044	596
Consulting fees	340,737	13,000	63,512
Interest expense	557,354	23,322	9,607
Legal and accounting	875,090	31,050	55,098
Management fees (recovery)	466,689	19,182	(86,843)
Marketing and promotion	241,715	32,776	78
Mineral property development expenditures	2,061,307	683,709	74,460
Office and miscellaneous (recovery)	375,336	77,613	31,747
Rent	150,329	44,176	14,399
Stock-based compensation	11,935,260	123,995	2,009,075
Transfer agent fees	52,376	3,058	2,728

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	31,709,803	1,056,693	2,274,457

NET LOSS FOR THE PERIOD	$(31,709,803)	$(1,056,693)	$(2,274,457)

OTHER COMPREHENSIVE LOSS
Foreign currency translation	(88)	(88)	-

COMPREHENSIVE LOSS	$(31,709,891)	$(1,056,781)	$(2,274,457)

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

During the three months ended May 31, 2011 we incurred general and administrative expenses of $1,056,693 compared to $2,274,457 incurred during the three months ended May 31, 2010.  The major components of our general and administrative expenses for the three months ended May 31, 2011 and 2010 consisted of the following:

•	write down of mineral property acquisition costs of $Nil in 2011 (2010 - $100,000);

•	consulting fees of $13,000 in 2011 (2010 - $63,512), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

•	interest expense of $23,322 in 2011 (2010 - $9,607), decreased between 2010 and 2011 due to increase in debt;

•	legal and accounting fees of $31,050 in 2011 (2010 – $55,098), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

•	management fees of $19,182 in 2011 (2010 - $(86,843));

•	marketing and promotion costs of $32,776 in 2011 (2010 - $78), which increased between 2010 and 2011 as we increased focus on these activities;

•	mineral property development expenditures of $683,709 in 2011 (2010 - $74,460), which increased between 2010 and 2011 due to increased exploration activity;

•	office and miscellaneous expenses of $77,613 (2010 – $31,747), which decreased between 2010 and 2011 due to foreign exchange gains on operations in Colombia;

•	rent of $44,176 in 2011 (2010 - $14,399) which increased from 2010 to 2011 as we increased our activity on the Guayabales property; and

•	stock-based compensation of $123,995 in 2011 (2010 - $2,009,075), which decreased between 2010 and 2011 due to reduced issuance of stock options.

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

Total Stockholders’ equity decreased from $4,058,055 at February 28, 2011 to $3,445,269 at May 31, 2011.

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