Form 10-Q/A
period 2011-08-31
TRESORO MINING CORP.
filed 2012-10-29
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 2)

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

MERCER GOLD CORPORATION .

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
August 31, 2011

EXPLANATORY NOTE

This amendment on Form 10-Q/A to Tresoro Mining Corp.’s (formerly Mercer Gold Corp.) Quarterly Report on Form 10-Q for the period ended August 31, 2011, filed with the Securities and Exchange Commission on October 24, 2011, is being filed in response to the requirements of a cease trade order issued by the British Columbia Securities Commission. The purpose of this amendment is to (i) clarify under the section titled “Overview of Our Business” under “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” that Tresoro Mining Corp. (the “Company”) has not established any proven or probable reserves on its mineral property interest, and (ii) revise its disclosure under the section titled “Technical Report” under “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” to (a) remove reference to an updated Technical Report, dated February 8, 2011, and (b) remove the inadvertent disclosure that the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Guayabales Project.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q other than as discussed immediately above.

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

PART I – FINANCIAL INFORMATION

Item 1.      Interim Consolidated Financial Statements

The following unaudited interim consolidated financial statements of Mercer Gold Corporation (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Page
Consolidated Balance Sheets as of August 31, 2011 (unaudited) and February 28, 2011	7
Unaudited Consolidated Statements of Operations for the three months ended August 31, 2011 and 2010, the six months ended August 31, 2011 and 2010, and for the period from inception (October 11, 2004) to August 31, 2011	8
Unaudited Consolidated Statements of Stockholders ’ Equity (Deficiency) for the period from inception (October 11, 2004) to August 31, 2011	9
Unaudited Consolidated Statements of Cash Flows for the six months ended August 31, 2011 and 2010 and for the period from inception (October 11, 2004) to August 31, 2011	12
Unaudited Notes to Consolidated Financial Statements	13

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

MERCER GOLD CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31, 2011	February 28, 2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,985	$126,134
Amounts receivable	29,199	15,690
Prepaid expense	28,455	40,120

TOTAL CURRENT ASSETS	79,639	181,944

PROPERTY AND EQUIPMENT (Note 4)	6,064	7,211

MINERAL PROPERTY COSTS (Note 5)	5,565,000	5,415,000

TOTAL ASSETS	$5,650,703	$5,604,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	$1,033,803	$421,486
Due to related parties (Note 7)	70,001	55,877
Promissory note payable (Note 8)	1,181,720	1,016,237

TOTAL CURRENT LIABILITIES	2,285,524	1,493,600

PROMISSORY NOTE PAYABLE (Note 8)	-	52,500

TOTAL LIABILITIES	2,285,524	1,546,100

NATURE OF OPERATIONS AND BASIS OF PRESENTATION, COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 1, 11 and 13)

STOCKHOLDERS’ EQUITY
Capital stock (Note 9)
Authorized
140,625,000 shares of common stock, $0.001 par value
Issued and outstanding
17,459,375 common shares (February 28, 2011 – 17,159,375)	17,459	17,159
Additional paid-in-capital	34,877,701	33,684,688
Warrants	-	1,009,318
Shares to be issued	400,000	-
Accumulated other comprehensive income	1,728	-
Deficit accumulated during exploration stage	(31,931,709)	(30,653,110)

TOTAL STOCKHOLDERS’ EQUITY	3,365,179	4,058,055

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,650,703	$5,604,155

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)

	For the period from October 11, 2004 (inception) to August 31,	Three months ended August 31,		Six months ended August 31,
	2011	2011	2010	2011	2010

GENERAL AND ADMINISTRATIVE EXPENSES
Write down of mineral property	$14,625,000	$-	$-	$-	$100,000
Amortization (recovery)	1,422	(213)		555	-
Bank charges and interest (recovery)	25,737	(1,238)	1,452	2,806	2,048
Consulting fees	347,737	7,000	29,535	20,000	93,047
Interest expense (Note 8)	582,315	24,961	-	48,283	9,607
Legal and accounting	946,508	71,417	157,046	102,468	212,144
Management fees (recovery) (Note 7)	480,082	13,393	51,000	32,575	(35,843)
Marketing and promotion	244,529	2,814	38,845	35,590	38,923
Mineral property exploration	2,132,018	70,711	163,772	754,420	238,232
Office and miscellaneous	388,514	13,178	78,099	90,791	109,846
Rent	162,372	12,043	19,609	56,219	34,008
Stock-based compensation (Note 9)	11,935,260	-	550,237	123,995	2,559,312
Transfer agent fees	60,109	7,734	5,252	10,791	7,980
Loss on sales of equipment	106	106	-	106	-

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	31,931,709	221,906	1,094,847	1,278,599	3,369,304

NET LOSS	$(31,931,709)	$(221,906)	$(1,094,847)	$(1,278,599)	$(3,369,304)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	1,728	1,816	-	1,728	-

COMPREHENSIVE LOSS	$(31,929,981)	$(220,090)	$(1,094,847)	$(1,276,871)	$(3,369,304)

BASIC AND DILUTED LOSS AND COMPREHENSIVE LOSS PER COMMON SHARE	-	$(0.01)	$(0.06)	$(0.08)	$(0.29)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	-	17,159,375	17,319,158	16,598,233	11,634,375

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO AUGUST 31, 2011
(Expressed in U.S. Dollars)
(unaudited)

	Common stock		Additional		Shares	Accumulated other	Deficit accumulated during	Total stockholders’
	Number of shares	Amount	paid in capital	Warrants	to be issued	comprehensive income	exploration stage	equity (deficiency)

Balance, October 11, 2004 (inception)	-	$-	$-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.00013 per share – November 29, 2004 (Note 9)	7,500,000	7,500	(3,500)	-	-	-	-	4,000
Common stock issued for cash at $0.00013 per share – January 10, 2005 (Note 9)	4,500,000	18,000	(2,100)	-	-	-	-	2,400
Common stock issued for cash at $0.00013 per share – January 21, 2005 (Note 9)	2,812,500	2,812	12,188	-	-	-	-	15,000
Common stock issued for cash at $0.00013 per share – January 25, 2005 (Note 9)	375,000	375	1,625	-	-	-	-	2,000
Common stock issued for cash at $0.00013 per share – February 1, 2005 (Note 9)	46,875	47	2,453	-	-	-	-	2,500
Net loss for the period	-	-	-	-	-	-	(3,051)	(3,051)

Balance, February 28, 2005	15,234,375	15,234	10,666	-	-	-	(3,051)	22,849

Net loss for the year	-	-	-	-	-	-	(12,401)	(12,401)

Balance, February 28, 2006	15,234,375	15,234	10,666	-	-	-	(15,452)	10,448

Contributions to capital by related parties	-	-	24,000	-	-	-	-	24,000
Net loss for the year	-	-	-	-	-	-	(64,770)	(64,770)

Balance, February 28, 2007	15,234,375	$15,234	$34,666	$-	$-	$-	$(80,222)	$(30,322)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO AUGUST 31, 2011
(Expressed in U.S. Dollars)
(unaudited)

	Common stock		Additional		Shares	Accumulated other	Deficit accumulated during	Total stockholders’
	Number of shares	Amount	paid in capital	Warrants	to be issued	comprehensive income	exploration stage	equity (deficiency)

Balance, February 28, 2007	15,234,375	$15,234	$34,666	$-	$-	$-	$(80,222)	$(30,322)

Restricted common shares returned and cancelled (Note 9)	(3,750,000)	(3,750)	3,750	-	-	-	-	-
Common shares issued per Nose Rock Agreement (Notes 5 and 9)	1,875,000	1,875	13,998,125	-	-	-	-	14,000,000
Common shares issued for cash at $1.67 per share – February 26, 2008 (Note 9)	150,000	150	816,766	-	-	-	-	816,916
Warrants issued for cash – February 26, 2008 (Note 9)	-	-	-	183,084	-	-	-	183,084
Net loss for the year	-	-	-	-	-	-	(15,075,151)	(15,075,151)

Balance, February 29, 2008	13,509,375	13,509	14,853,307	183,084	-	-	(15,155,373)	(105,473)

Stock-based compensation (Note 9)	-	-	7,956,905	-	-	-	-	7,956,905
Warrants expired during the year	-	-	183,084	(183,084)	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(8,685,803)	(8,685,803)

Balance, February 28, 2009	13,509,375	13,509	22,993,296	-	-	-	(23,841,176)	(834,371)

Stock-based compensation (Note 9)	-	-	1,091,640	-	-	-	-	1,091,640
Net loss for the year	-	-	-	-	-	-	(1,264,929)	(1,264,929)

Balance, February 28, 2010	13,509,375	$13,509	$24,084,936	$-	$-	$-	$(25,106,105)	$(1,007,660)

The accompanying notes are an integral part of these consolidated financial statements.

MERCER GOLD CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO AUGUST 31, 2011
(Expressed in U.S. Dollars)
(unaudited)

	Common stock		Additional		Shares	Accumulated other	Deficit accumulated during	Total stockholders’
	Number of shares	Amount	paid in capital	Warrants	to be issued	comprehensive income (loss)	exploration stage	equity (deficiency)

Balance, February 28, 2010	13,509,375	$13,509	$24,084,936	$-	$-	$-	$-	$(25,106,105)

Common shares issued for debt – April 5, 2010 at $0.20 per share (Notes 6, 8 and 9)	2,000,000	2,000	398,000	-	-	-	-	400,000
Common shares issued for cash at $2.00 per share – April 14, 2010 (Note 9)	1,025,000	1,025	2,048,975	-	-	-	-	2,050,000
Fair value of warrants– April 14, 2010 (Note 9)	-	-	(1,009,318)	1,009,318	-	-	-	-
Common shares issued per Mercer Option Agreement (Notes 5 and 9)	2,500,000	2,500	4,997,500	-	-	-	-	5,000,000
Common shares cancelled per Nose Rock Termination Agreement – May 28, 2010 (Notes 5 and 9)	(1,875,000)	(1,875)	1,875	-	-	-	-	-
Beneficial conversion feature (Notes 6 and 8)	-	-	400,000	-	-	-	-	400,000
Stock-based compensation (Note 9)	-	-	2,762,720	-	-	-	-	2,762,720
Net loss for the year	-	-	-	-	-	-	(5,547,005)	(5,547,005)

Balance, February 28, 2011	17,159,375	17,159	33,684,688	1,009,318	-	-	(30,653,110)	4,058,055

Commons shares issued for debt – April 12, 2011 at $0.05 per share (Notes 8 and 9)	300,000	300	59,700	-	-	-	-	60,000
Shares to be issued (Note 9)	-	-	-	-	400,000	-	-	400,000
Expiry of warrants (Note 9)	-	-	1,009,318	(1,009,318)	-	-	-	-
Stock-based compensation (Note 9)	-	-	123,995	-	-	-	-	123,995
Foreign currency translation adjustment	-	-	-	-	-	1,728	-	1,728
Net loss for the period	-	-	-	-	-	-	(1,278,599)	(1,278,599)

Balance, August 31, 2011	17,459,375	$17,459	$34,877,701	$-	$400,000	$1,728	$(31,931,709)	$3,365,179

The accompanying notes are an integral part of these consolidated financial statements

MERCER GOLD CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from October 11, 2004 (inception) to August 31,	Six months ended August 31,
	2011	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(31,931,709)	$(1,278,599)	$(3,369,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on related party promissory note	572,646	48,283	(118,126)
Depreciation	1,422	555	-
Contributions to capital by related parties	24,000	-	-
Write down of mineral property acquisition costs	14,625,000	-	100,000
Loss on sale of equipment	106	106	-
Write down of management fee	(88,170)	-	-
Stock-based compensation	11,935,260	123,995	2,559,312
Non-cash gain on settlement of debt	(120,843)	-	(120,843)
Changes in operating assets and liabilities
Increase in amounts receivable	(29,199)	(13,509)	-
Decrease (increase) in prepaid expenses	(28,255)	11,665	(66,327)
Increase (decrease) in accounts payable and accrued liabilities	1,058,803	612,317	28,819
Increase (decrease) in due to related parties	267,514	14,124	(62,545)

NET CASH USED IN OPERATING ACTIVITIES	(3,713,625)	(481,063)	(1,049,014)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property interests	(1,190,000)	(150,000)	(295,000)
Sale (purchase) of property and equipment	(7,592)	486	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,197,592)	(149,514)	(295,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-	(340)
Promissory note / related party advances (repayments)	1,257,574	124,700	(176,000)
Common shares issued for cash / subscribed for cash	3,475,900	400,000	2,050,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,931,474	524,700	1,873,660

INCREASE (DECREASE) IN CASH	20,257	(105,877)	529,646

EFFECT OF FOREIGN EXCHANGE ON CASH	1,728	1,728	-

CASH, BEGINNING OF PERIOD	-	126,134	-

CASH, END OF PERIOD	$21,985	$21,985	$529,646

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
Cash paid for interest	$9,607	$-	$9,607
Cash paid for income taxes	$-	$-	$-

Non-cash transactions:

Donated rent and services	$24,000	$-	$-
Shares issued for exploration expenses	$14,000,000	$-	$-
Shares issued for mineral properties	$5,000,000	$-	$5,000,000
Shares issued on settlement of debts	$460,000	$60,000	$400,000

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

Going Concern
The Company’s interim consolidated financial statements as at August 31, 2011, and for the period then ended have been prepared based on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred operating losses since inception of $31,921,709. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required.

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

The fair values of the financial instruments were determined using the following input levels and valuation techniques:

Level 1:classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.

Level 2:classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.

Level 3:classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

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
(Unaudited)

NOTE 5 – MINERAL PROPERTY COSTS (continued)

4.
Pay on Mercer Canada’s behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Mercer Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement. The Company must pay the Underlying Property Owner an aggregate of $4,000,000 in the instalments by the dates specified as follows:

-	Pay $20,000 by October 14, 2009 (paid);
-	Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);
-	Pay additional $40,000 on or by April 14, 2010 (paid);
-	Pay additional $55,000 on or by July 14, 2010 (paid);
-	Pay additional $55,000 on or by October 14, 2010 (paid);
-	Pay additional $65,000 on or by January 14, 2011 (paid);
-	Pay additional $75,000 on or by April 14, 201l (paid);
-	Pay additional $75,000 on or by July 14, 201l (paid);
-	Pay additional $85,000 on or by October 14, 201l (Note 13);
-	Pay additional $85,000 on or by January 14, 2012;
-	Pay additional $160,000 on or by July 14, 2012;
-	Pay additional $160,000 on or by January 14, 2013;
-	Pay additional $190,000 on or by July 14, 2013;
-	Pay additional $190,000 on or by January 14, 2014;
-	Pay additional $230,000 on or by July 14, 2014;
-	Pay additional $230,000 on or by January 14, 2015; and
-	Pay additional $2,245,000 on or by July 14, 2015.

(b)  Geoforum Scandinavia AB Property
Effective December 9, 2008, the Company entered into a written letter option agreement with Geoforum Scandinavia AB ( “ Geoforum ” ) for the exclusive option to acquire a 100% undivided interest in four mineral properties in Sweden (the “ Geoforum Properties ” ), subject to a 3% NSR royalty ( “ Geoforum Letter Option Agreement ” ). A payment of $25,000 was required on or before the earlier of the expiration of the due diligence period or February 28, 2009 (the “ Geoforum Effective Date ” ) (accrued as at February 28, 2009 and paid on March 6, 2009). On October 29, 2009, the Company entered into a Formal Option Agreement with Geoforum (the “ Geoforum Option Agreement ” ).

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

During the year ended February 28, 2011, the Company wrote down amounts due to related parties of $88,170 related to the Company’s former CEO and director. This write down has been recorded as a recovery of expenses and a decrease in due to related parties (Note 11).

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

NOTE 8 – PROMISSORY NOTE PAYABLE

(a) Current
The promissory note payable of $1,181,720 at August 31, 2011 (February 28, 2011 - $1,016,237) consists of principal and accrued interest of $1,127,200 (February 28, 2011 - $1,010,000) and $54,520 (February 28, 2011 - $6,237), respectively. This total amount is unsecured and bears interest at 10% per annum and has no set terms of repayment.

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

The Company’s stock option activity for the year ended February 28, 2011 and for the six months ended August 31, 2011 is summarized as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining in contractual life (in years)

Balance, February 28, 2010	687,500	$8.96	9.13 years
Granted	2,825,000	2.00
Expired – cancelled	(2,000,000)	8.96
Exercised	-	-	-

Balance, February 28, 2011	1,512,500	2.00	3.75 years
Granted	93,750	2.00
Expired – cancelled	(668,750)	2.00
Exercised	-	-	-

Balance, August 31, 2011	937,500	$2.00	3.62 years

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

MERCER GOLD CORPORATION
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 10 – INCOME TAXES

The Company has losses carry forward for income tax purposes to August 31, 2011. There are no current or deferred tax expenses for the six months ended August 31, 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	Six month period ended
	August 31, 2011	August 31, 2010
	(unaudited)	(unaudited)
Deferred tax asset attributable to
Current operations	$428,661	$1,145,564
Non-deductible items	(42,341)	(870,166)
Less: Change in valuation allowance	(386,320)	(275,398)

Net refundable amount	$-	$-

The composition of the Company’s deferred tax asset as at August 31, 2011 and February 28, 2011 are as follows:

	As at
	August 31, 2011	February 28, 2011
	(unaudited)	(unaudited)

Net operation loss carry-forward	$19,571,027	$18,416,978
Statutory federal income tax rate	33.93%	33.96%
Deferred tax assets	6,640,295	6,253,975
Less: Valuation allowance	(6,640,295)	(6,253,975)

Net deferred tax assets	$-	$-

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
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 10 – INCOME TAXES (continued)

As at August 31, 2011, the Company has an unused net operating loss carry forward balance of approximately $19,571,027 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires as follows:

	United States	Colombia

2025	$3,051	$-
2026	12,401	-
2027	40,770	-
2028	15,075,151	-
2029	728,899	-
2030	173,289	-
2031	1,603,662	-
2032	548,367	-
No expiry	-	1,385,437

	$18,185,590	$1,385,437

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

On July 11, 2011, the Plaintiff delivered a letter to the Company which purported to allege defaults under the Company’s existing Mercer Option Agreement, dated for reference effective as at April 13, 2010, with respect to the Guayabales Property in Columbia (Note 5). It is the Company’s position that the allegations of default are without merit and the letter was not valid notice of default under the Mercer Option Agreement.

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

NOTE 12 – SEGMENTED INFORMATION

The Company’s only business activity is exploration and development of mineral properties.  This activity is carried out in Colombia.

The breakdown by geographic area for the period ended August 31, 2011 is as follows:

	United States	Colombia	Total

Total expenses	$668,375	$610,224	$1,278,599

Current assets	$79,639	$-	$79,639
Property and equipment	-	6,064	6,064
Other assets	-	5,565,000	5,565,000

Total assets	$79,639	$5,571,064	$5,650,703

The breakdown by geographic area for the period ended August 31, 2010 is as follows:

	United States	Colombia	Total

Total expenses	$3,369,304	$-	$3,369,304

Current assets	$596,358	$-	$596,358
Other assets	-	5,295,000	5,295,000

Total assets	$596,358	$5,295,000	$5,891,358

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

On September 20, 2011 the Company filed a notice of application against the Plaintiff, seeking an injunction against the Plaintiff to restrain them from interfering with the Company’s activities as operator of the Guayabales Property in Columbia and from interfering with the Company’s rights as optionee under the Mercer Option Agreement, pending conclusion of arbitration.

On October 3, 2011, the Plaintiff filed a response to civil claim, and on October 11, 2011, the Plaintiff filed a counterclaim, joining the members of the Company’s Board of Directors as defendants. These pleadings have been filed in opposition to the Company’s claim seeking an interlocutory injunction pending arbitration of the parties’ dispute concerning the Plaintiff’s purported termination of the Mercer Option Agreement. The counterclaim seeks, among other things, a declaration that the Mercer Option Agreement is void and/or rescission of the Mercer Option Agreement. The counterclaim also seeks damages. The Company denies all of the claims made in the counterclaim as malicious, spurious and without factual basis.

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

Overview of Our Business

We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of gold deposits in Colombia. As of the date of this quarterly report, our mineral interest consists of an option agreement on an exploration stage property as discussed below. We have not established any proven or probable reserves on our mineral property interest. There is no assurance that a commercially viable mineral deposit exists on our property interest. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined with respect to our mineral property interest. .

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

4.
Pay on MGC’s behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Definitive Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement. The Company must pay the Underlying Property Owner an aggregate of $4,000,000 in the instalments by the dates specified as follows:

•	Pay $20,000 by October 14, 2009 (paid);
•	Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);
•	Pay additional $40,000 on or by April 14, 2010 (paid);
•	Pay additional $55,000 on or by July 14, 2010 (paid);
•	Pay additional $55,000 on or by October 14, 2010 (paid);
•	Pay additional $65,000 on or by January 14, 2011 (paid);
•	Pay additional $75,000 on or by April 14, 201l (paid);
•	Pay additional $75,000 on or by July 14, 201l (paid);
•	Pay additional $85,000 on or by October 14, 2011 (paid);
•	Pay additional $85,000 on or by January 14, 2012;
•	Pay additional $160,000 on or by July 14, 2012;
•	Pay additional $160,000 on or by January 14, 2013;
•	Pay additional $190,000 on or by July 14, 2013;
•	Pay additional $190,000 on or by January 14, 2014;
•	Pay additional $230,000 on or by July 14, 2014;
•	Pay additional $230,000 on or by January 14, 2015; and
•	Pay additional $2,245,000 on or by July 14, 2015.

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

We are an exploration stage company and have not generated any revenue to date.  The following table sets forth selected financial information relating to our Company for the periods indicated:

	For the period from the date of inception (October 11, 2004) to	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	August 31,	August 31,	August 31,	August 31,	August 31,
	2011	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$14,625,000	$-	$-	$-	$100,000
Amortization (recovery)	1,422	(213)		555	-
Bank charges (recovery)	25,737	(1,238)	1,452	2,806	2,048
Consulting fees	347,737	7,000	29,535	20,000	93,047
Interest expense	582,315	24,961	-	48,283	9,607
Legal and accounting	946,508	71,417	157,046	102,468	212,144
Management fees (recovery)	480,082	13,393	51,000	32,575	(35,843)
Marketing and promotion	244,529	2,814	38,845	35,590	38,923
Mineral property development expenditures	2,132,018	70,711	163,772	754,420	238,232
Office and miscellaneous (recovery)	388,514	13,178	78,099	90,791	109,846
Rent	162,372	12,043	19,609	56,219	34,008
Stock-based compensation	11,935,260	-	550,237	123,995	2,559,312
Transfer agent fees	60,109	7,734	5,252	10,791	7,980
Loss on sales of equipment	106	106	-	106	-

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	31,931,709	221,906	1,094,847	1,278,599	3,369,304

NET LOSS FOR THE PERIOD	$(31,931,709)	$(221,906)	$(1,094,847)	$(1,278,599)	$(3,369,304)

OTHER COMPREHENSIVE LOSS
Foreign currency translation	1,728	1,816	-	1,728	-

COMPREHENSIVE LOSS	$(31,929,981)	$(220,090)	$(1,094,847)	$(1,276,871)	$(3,369,304)

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

During the six months ended August 31, 2011 we incurred general and administrative expenses of $1,278,599 compared to $3,369,304 incurred during the six months ended August 31, 2010.  The major components of our general and administrative expenses for the six months ended August 31, 2011 and 2010 consisted of the following:

•	write down of mineral property acquisition costs of $Nil in 2011 (2010 - $100,000);

•	consulting fees of $20,000 in 2011 (2010 - $93,047), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

•	interest expense of $48,283 in 2011 (2010 - $9,607), increased between 2010 and 2011 due to increase in debt;

•	legal and accounting fees of $102,468 in 2011 (2010 – $212,144), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

•	management fees of $32,575 in 2011 (2010 - $(35,843));

•	marketing and promotion costs of $35,590 in 2011 (2010 - $38,923), which decreased between 2010 and 2011 as we decreased focus on these activities;

•	mineral property development expenditures of $754,420 in 2011 (2010 - $238,232), which increased between 2010 and 2011 due to increased exploration activity;

•	office and miscellaneous expenses of $90,791 (2010 – $109,846), which decreased between 2010 and 2011 due to foreign exchange gains on operations in Colombia;

•	rent of $56,219 in 2011 (2010 - $34,008) which increased from 2010 to 2011 as we increased our activity; and

•	stock-based compensation of $123,995 in 2011 (2010 - $2,559,312), which decreased between 2010 and 2011 due to reduced issuance of stock options.

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

During the three months ended August 31, 2011 we incurred general and administrative expenses of $221,906 compared to $1,094,847 incurred during the three months ended August 31, 2010.  The major components of our general and administrative expenses for the three months ended August 31, 2011 and 2010 consisted of the following:

•	write down of mineral property acquisition costs of $Nil in 2011 (2010 - $Nil);

•	consulting fees of $7,000 in 2011 (2010 - $29,353), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

•	interest expense of $24,961 in 2011 (2010 - $Nil), increased between 2010 and 2011 due to increase in debt;

•	legal and accounting fees of $71,417 in 2011 (2010 – $157,046), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

•	management fees of $13,393 in 2011 (2010 - $51,000);

•	marketing and promotion costs of $2,814 in 2011 (2010 - $38,845), which decreased between 2010 and 2011 as we decreased focus on these activities;

•	mineral property development expenditures of $70,711 in 2011 (2010 - $163,772), which decreased between 2010 and 2011 due to increased exploration activity;

•	office and miscellaneous expenses of $13,178 (2010 – $78,099), which decreased between 2010 and 2011 due to foreign exchange gains on operations in Colombia;

•	rent of $12,043 in 2011 (2010 - $19,609) which decreased from 2010 to 2011 as we decreased our activity; and

•	stock-based compensation of $Nil in 2011 (2010 - $550,237), which decreased between 2010 and 2011 due to reduced issuance of stock options.

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

Total Stockholders’ equity decreased from $4,058,055 at February 28, 2011 to $3,365,179 at August 31, 2011.

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

For the six months ended August 31, 2010, net cash flows used in operating activities was $1,049,014 consisting primarily of a net loss of $3,369,304.  Net cash flows used in operating activities was adjusted by $118,126 in settlement of accrued interest on related party promissory note, $100,000 in write down of mineral property acquisition costs, $1,559,312 in stock based compensation and $120,843 non-cash gain on settlement of debt.  Net cash flows used in operating activities was further changed by $28,819 in decrease of accounts payable and accrued liabilities, $62,545 in decrease due to related parties and $66,327 in increase of prepaid expenses.

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

On June 9, 2011, Rahim Jivraj, a former officer and director of the Company filed an action against the Company in the Supreme Court of British Columbia.  The plaintiff alleges that the Company owes him certain monies for payment under an alleged promissory note as well as pursuant to certain alleged management fees, expenses and disbursements which is asserted were incurred by the plaintiff in the plaintiff ’ s prior role as an officer and director of the Company.  The Company is of the view that such allegations are without merit and intends to vigorously contest the action.  On July 13, 2011, the Company filed a defence to this action and a counterclaim against the plaintiff denying that any monies are owing and seeking damages against the plaintiff for breach of contract, breach of fiduciary duty and misrepresentation

On July 11, 2011, Mercer Gold Corp. (“Mercer BC”), a privately held British Columbia company which is owned and/or controlled by Mr. Jivraj, delivered a letter to the Company which purported to allege defaults under the Company’s existing Mineral Assets Option Agreement, dated for reference effective as at April 13, 2010 (the “Option Agreement”), with Mercer BC, with respect to the Guayabales Gold Project in Columbia. It is the Company’s position that the allegations of default are without merit and the letter was not valid notice of default under the Option Agreement.

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

On September 13, 2011, the Company filed an amended counterclaim as against Mr. Jivraj. The counterclaim seeks an order requiring Mr. Jivraj to disgorge to the Company all of his shares in Mercer BC together with restitution of all benefits he received from the Company while serving as its President. The Company also seeks damages, including aggravated and punitive damages.  The counterclaim alleges that Mr. Jivraj acted in a conflict of interest, while President of the Company, by reason of his failure to divest himself of his interest in Mercer BC. It alleges that he formed a plan to use funds raised by the Company to develop the Option Agreement property interests, and then took active steps to put the Company in a position where it might default under the Option Agreement. It is alleged that he then resigned from the Company and resumed his position as President of Mercer BC in order to assist Mercer BC in reacquiring these property interests so that he could vend the property interests to another third party for new consideration.  The counterclaim alleges that Mr. Jivraj has attempted to usurp a mature business opportunity belonging to the Company by assisting Mercer BC in issuing the default notice and the termination notice, in breach of fiduciary duty. In addition, the counterclaim alleges that Mr. Jivraj has interfered with the Company’s economic interests using unlawful means, including fraud, deceit, conversion, slander of title and defamation. The counterclaim includes particulars of unlawful conduct, including an attempt by Mr. Jivraj to convince a Company consultant to assist him in triggering a default under the Option Agreement by ensuring that a third party service supplier was not paid.

On September 20, 2011 the Company filed a notice of application against each of Mr. Jivraj and Mercer BC, seeking an injunction against Mr. Jivraj and Mercer BC to restrain them from interfering with the Company’s activities as operator of the Guayabales Gold Project in Columbia and from interfering with the Company’s rights as optionee under the Option Agreement, pending conclusion of arbitration.

On October 3, 2011, Mercer BC filed a Response to Civil Claim, and on October 11, 2011 Mercer BC filed a Counterclaim, joining the members of the Company’s Board of Directors as defendants. These pleadings have been filed in opposition to the Company’s claim seeking an interlocutory injunction pending arbitration of the parties’ dispute concerning Mercer BC’s purported termination of the Option Agreement. The Counterclaim seeks, among other things, a declaration that the Option Agreement is void and/or rescission of the Option Agreement. The Counterclaim also seeks damages. The Company denies all of the claims made in the Counterclaim as malicious, spurious and without factual basis.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Change filed with the Nevada Secretary of State on April 15, 2011 (14)
3.3	Certificate of Correction filed with the Nevada Secretary of State on April 28, 2011 (14)
3.4	Bylaws (1)
10.1	Mineral Property Staking and Purchase Agreement dated January 28, 2005 between Ancor Resources Inc. and Laurence Stephenson (1)
10.2	Nose Rock Property – Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated September 14, 2007 (2)
10.3	Dalton Pass Property – Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated October 5, 2007 (3)
10.4	NWT Uranium Corp. and Nu-Mex Uranium Corp. Terminate Arrangement Agreement dated February 13, 2008 (4)
10.5	Executive Services Agreement dated April 1, 2008 among Uranium International Corp., Cleary Petroleum Corp. and Richard M. Cherry (5)
10.6	Letter Option Agreement dated December 9, 2008 between Uranium International Corp. and Geoforum Scandinavia AB (6)
10.7	Letter Option Agreement dated January 15, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (7)
10.8	Letter Agreement dated April 21, 2009, effective April 23, 2009, between Uranium International Corp. and Continental Precious Metals Inc. (8)
10.9	Option Agreement dated October 29, 2009 between Uranium International Corp. and Geoforum Scandinavia AB (9)
10.10	Option Agreement dated November 17, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (10)
10.11	Mineral Assets Option Agreement between Mercer Gold Corp. and Uranium International Corp., dated April 13, 2010 (11)
10.12	2010 Stock Incentive Plan (12)
10.13	Amendment to Mineral Assets Option Agreement dated December 30, 2010 (13)

Subsidiaries of the Issuer:

21.1	Subsidiaries of the Issuer:
Mercer One Panama Corp. (Incorporated under the laws of the Republic of Panama)
Mercer Two Panama Corp. (Incorporated under the laws of the Republic of Panama)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *

Interactive Data File

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Filed herewith
**	Previously filed
(1)	Incorporated by reference from our Form SB-2, filed with the SEC on September 13, 2006.
(2)	Incorporated by reference from our Form 8-K, filed with the SEC on September 14, 2007.
(3)	Incorporated by reference from our Form 8-K, filed with the SEC on October 12, 2007.
(4)	Incorporated by reference from our Form 8-K, filed with the SEC on February 19, 2008.
(5)	Incorporated by reference from our Form 8-K, filed with the SEC on April 7, 2008.
(6)	Incorporated by reference from our Form 8-K, filed with the SEC on December 19, 2008.
(7)	Incorporated by reference from our Form 8-K, filed with the SEC on January 23, 2009.
(8)	Incorporated by reference from our Form 8-K, filed with the SEC on May 1, 2009.
(9)	Incorporated by reference from our Form 8-K, filed with the SEC on November 12, 2009.
(10)	Incorporated by reference from our Form 8-K, filed with the SEC on November 27, 2009.
(11)	Incorporated by reference from our Form 8-K, filed with the SEC on April 19, 2010.
(12)	Incorporated by reference from our Form 10-K, filed with the SEC on June 16, 2010.
(13)	Incorporated by reference from our Form 8-K, filed with the SEC on January 18, 2011.
(14)	Incorporated by reference from our Form 8-K, filed with the SEC on May 12, 2011.

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