Form 10-Q/A
period 2011-11-30
TRESORO MINING CORP.
filed 2012-10-29
CIK 1348788

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

TRESORO MINING CORP.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
November 30, 2011

EXPLANATORY NOTE

This amendment on Form 10-Q/A to Tresoro Mining Corp.s Quarterly Report on Form 10-Q for the period ended November 30, 2011, filed with the Securities and Exchange Commission on January 23, 2012, is being filed in response to the requirements of a cease trade order issued by the British Columbia Securities Commission. The purpose of this amendment is to (i) clarify under the section titled Overview of Our Business under Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations that Tresoro Mining Corp. (the Company) has not established any proven or probable reserves on its mineral property interest, and (ii) revise its disclosure under the section titled Technical Report under Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations to (a) remove reference to an updated Technical Report, dated February 8, 2011, and (b) remove the inadvertent disclosure that the Technical Report contains certain disclosure relating to measured, indicated and inferred mineral resource estimates for the Guayabales Project.

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

PART I – FINANCIAL INFORMATION

Item 1.      Interim Consolidated Financial Statements

The following unaudited interim consolidated financial statements of Tresoro Mining Corp. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Page
Consolidated Balance Sheets as of November 30, 2011 (unaudited) and February 28, 2011	7
Unaudited Consolidated Statements of Operations for the three months ended November 30, 2011 and 2010, the nine months ended November 30, 2011 and 2010, and for the period from inception (October 11, 2004) to November 30, 2011	8
Unaudited Consolidated Statements of Stockholders' Equity (Deficiency) for the period from inception (October 11, 2004) to November 30, 2011	9
Unaudited Consolidated Statements of Cash Flows for the nine months ended November 30, 2011 and 2010 and for the period from inception (October 11, 2004) to November 30, 2011	12
Unaudited Notes to Consolidated Financial Statements	13

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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30, 2011	February 28, 2011
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,806	$126,134
Amounts receivable	35,009	15,690
Prepaid expense	47,026	40,120

TOTAL CURRENT ASSETS	89,841	181,944

PROPERTY AND EQUIPMENT (Note 4)	6,064	7,211

MINERAL PROPERTY COSTS (Note 5)	5,650,000	5,415,000

TOTAL ASSETS	$5,745,905	$5,604,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	$1,107,795	$421,486
Due to related parties (Note 7)	85,001	55,877
Promissory notes payable (Note 8)	1,544,150	1,016,237

TOTAL CURRENT LIABILITIES	2,736,946	1,493,600

PROMISSORY NOTE PAYABLE (Note 8)	-	52,500

TOTAL LIABILITIES	2,736,946	1,546,100

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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)

	For the period from October 11, 2004 (inception) to November 30,	Three months ended November 30,		Nine months ended November 30,
	2011	2011	2010	2011	2010

GENERAL AND ADMINISTRATIVE EXPENSES
Write down of mineral property (Note 5)	$14,625,000	$-	$-	$-	$100,000
Amortization	1,635	213	-	768	-
Bank charges and interest	27,712	1,975	2,597	4,781	4,645
Consulting fees	351,477	3,740	31,147	23,740	124,194
Interest expense (Note 8)	619,350	37,035	-	85,318	9,607
Legal and accounting	1,173,396	226,888	25,189	329,356	237,333
Management fees (Note 7)	516,545	36,463	49,928	69,038	14,085
Marketing and promotion	250,423	5,894	62,668	41,484	101,591
Mineral property exploration	2,153,892	-	516,334	776,294	754,566
Office and miscellaneous	397,437	8,923	57,418	99,714	167,264
Rent	180,457	18,085	16,660	74,304	50,668
Stock-based compensation (Note 9)	12,025,148	89,888	143,625	213,883	2,702,937
Transfer agent fees	61,152	1,043	2,127	11,834	10,107
Gain on sale of equipment (Note 4)	(107)	(213)	-	(107)	-
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	32,383,517	429,934	907,693	1,730,407	4,276,997

NET LOSS	$(32,383,517)	$(429,934)	$(907,693)	$(1,730,407)	$(4,276,997)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	7,428	9,155	-	7,428	-
COMPREHENSIVE LOSS	$(32,376,089)	$(420,779)	$(907,693)	$(1,722,979)	$(4,276,997)

BASIC AND DILUTED LOSS AND COMPREHENSIVE LOSS PER COMMON SHARE	$(0.02)	$(0.05)	$(0.10)	$(0.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	18,085,749	17,159,375	17,619,739	16,930,907

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

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM INCEPTION (OCTOBER 11, 2004) TO NOVEMBER 30, 2011
(Expressed in U.S. Dollars)
(unaudited)

	Common stock		Additional		Shares	Accumulated other	Deficit accumulated during	Total stockholders’
	Number of shares	Amount	paid in capital	Warrants	to be issued	comprehensive income (loss)	exploration stage	equity (deficiency)

Balance, February 28, 2010	13,509,375	$13,509	$24,084,936	$-	$-	$-	$(25,106,105)	$(1,007,660)

Common shares issued for debt – April 5, 2010 at $0.20 per share (Note 9)	2,000,000	2,000	398,000	-	-	-	-	400,000
Common shares issued for cash at $2.00 per share – April 14, 2010 (Note 9)	1,025,000	1,025	2,048,975	-	-	-	-	2,050,000
Fair value of warrants– April 14, 2010 (Note 9)	-	-	(1,009,318)	1,009,318	-	-	-	-
Common shares issued per Mercer Option Agreement (Notes 5 and 9)	2,500,000	2,500	4,997,500	-	-	-	-	5,000,000
Common shares cancelled per Nose Rock Termination Agreement – May 28, 2010 (Note 9)	(1,875,000)	(1,875)	1,875	-	-	-	-	-
Beneficial conversion feature	-	-	400,000	-	-	-	-	400,000
Stock-based compensation (Note 9)	-	-	2,762,720	-	-	-	-	2,762,720
Net loss for the year	-	-	-	-	-	-	(5,547,005)	(5,547,005)

Balance, February 28, 2011	17,159,375	17,159	33,684,688	1,009,318	-	-	(30,653,110)	4,058,055

Commons shares issued for debt – April 4, 2011 at $0.20 per share (Notes 8 and 9)	300,000	300	59,700	-	-	-	-	60,000
Shares to be issued (Note 9)	-	-	-	-	100,000	-	-	100,000
Common shares issued for cash at $0.10 per share-November 11, 2011 ( Note 9)	3,000,000	3,000	297,000					300,000
Expiry of warrants (Note 9)	-	-	1,009,318	(1,009,318)	-	-	-	-
Stock-based compensation (Note 9)	-	-	213,883	-	-	-	-	213,883
Foreign currency translation adjustment	-	-	-	-	-	7,428	-	7,428
Net loss for the period	-	-	-	-	-	-	(1,730,407)	(1,730,407)

Balance, November 30, 2011	20,459,375	$20,459	$35,264,589	$-	$100,000	$7,428	$(32,383,517)	$3,008,959

The accompanying notes are an integral part of these consolidated financial statements.

TRESORO MINING CORP.
(formerly Mercer Gold Corporation)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from October 11, 2004 (inception) to November 30,	Nine months ended November 30,
	2011	2011	2010

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(32,383,517)	$(1,730,407)	$(4,276,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on related party promissory note	610,076	85,713	9,607
Depreciation	1,635	768	90
Contributions to capital by related parties	24,000	-	-
Write down of mineral property acquisition costs	14,625,000	-	100,000
Gain on sale of equipment	(107)	(107)	-
Write down of management fee	(88,170)	-	-
Stock-based compensation	12,025,148	213,883	2,702,937
Non-cash gain on settlement of debt	(120,843)	-	(120,843)
Changes in operating assets and liabilities
Increase in amounts receivable	(35,009)	(19,319)	(5,240)
Increase in prepaid expenses	(47,026)	(6,906)	(134,207)
Increase in accounts payable and accrued liabilities	1,132,795	686,309	101,805
Increase in due to related parties	282,514	29,124	19,875

NET CASH USED IN OPERATING ACTIVITIES	(3,973,504)	(740,942)	(1,602,973)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of mineral property interests	(1,275,000)	(235,000)	(350,000)
Sale (purchase) of property and equipment	(7,592)	486	(7,857)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,282,592)	(234,514)	(357,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-	(340)
Promissory note / related party advances (repayments)	1,780,574	449,700	(151,233)
Common shares issued for cash / subscribed for cash	3,475,900	400,000	2,200,000

NET CASH FROM FINANCING ACTIVITIES	5,256,474	849,700	2,048,427

INCREASE (DECREASE) IN CASH	378	(125,756)	87,597

EFFECT OF FOREIGN EXCHANGE ON CASH	7,428	7,428	-

CASH, BEGINNING OF PERIOD	-	126,134	-

CASH, END OF PERIOD	$7,806	$7,806	$87,597

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
Cash paid for interest	$127,733	$-	$127,733
Cash paid for income taxes	$-	$-	$-
Non-cash transactions:
Donated rent and services	$24,000	$-	$-
Shares issued for exploration expenses and mineral properties	$19,000,000	$-	$5,000,000
Shares issued on settlement of debts	$510,000	$60,000	$400,000

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

Liquidity Risk
The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities.  The Company currently has a working capital deficit of $2,647,105 (February 28, 2011 - $1,311,656).

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

NOTE 4 – PROPERTY AND EQUIPMENT

			Net Book Value
	Cost	Accumulated amortization	November 30, 2011	February 28, 2011

Furniture and fixtures	$649	$123	$526	$584
Machinery and equipment	6,837	1,299	5,538	6,153
Computer equipment	-	-	-	474

	$7,486	$1,422	$6,064	$7,211

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

NOVEMBER 30, 2011 (Expressed in U.S. Dollars) (Unaudited)

NOTE 5 – MINERAL PROPERTY COSTS (continued)

4.
Pay on Mercer Canada’s behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Mercer Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement. The Company must pay the Underlying Property Owner an aggregate of $4,000,000 in the instalments by the dates specified as follows:

-	Pay $20,000 by October 14, 2009 (paid);
-	Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);
-	Pay additional $40,000 on or by April 14, 2010 (paid);
-	Pay additional $55,000 on or by July 14, 2010 (paid);
-	Pay additional $55,000 on or by October 14, 2010 (paid);
-	Pay additional $65,000 on or by January 14, 2011 (paid);
-	Pay additional $75,000 on or by April 14, 201l (paid);
-	Pay additional $75,000 on or by July 14, 201l (paid);
-	Pay additional $85,000 on or by October 14, 201l (paid);
-	Pay additional $85,000 on or by January 14, 2012 (Note 13);
-	Pay additional $160,000 on or by July 14, 2012;
-	Pay additional $160,000 on or by January 14, 2013;
-	Pay additional $190,000 on or by July 14, 2013;
-	Pay additional $190,000 on or by January 14, 2014;
-	Pay additional $230,000 on or by July 14, 2014;
-	Pay additional $230,000 on or by January 14, 2015; and
-	Pay additional $2,245,000 on or by July 14, 2015.

(b)	Geoforum Scandinavia AB Property
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

The provision for refundable federal income tax consists of the following:

	Nine month period ended
	November 30, 2011	November 30, 2010
	(unaudited)	(unaudited)
Deferred tax asset attributable to
Current operations	$582,366	$1,404,020
Non-deductible items	(72,904)	(923,028)
Less: Change in valuation allowance	(509,462)	(480,992)

Net refundable amount	$-	$-

The composition of the Company’s deferred tax asset as at November 30, 2011 and February 28, 2011 are as follows:

	As at
	November 30, 2011	February 28, 2011
	(unaudited)	(audited)

Net operation loss carry-forward	$19,932,947	$18,416,978
Statutory federal income tax rate	33.93%	33.96%
Deferred tax assets	6,763,437	6,253,975
Less: Valuation allowance	(6,763,437)	(6,253,975)

Net deferred tax assets	$-	$-

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended November 30, 2011 and 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the th r ee and nine months ended November 30, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referred to under the heading “Risk Factors” below.

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

We are an exploration stage company and have not generated any revenue to date.  The following table sets forth selected financial information relating to our Company for the periods indicated:

	For the period from the date of inception (October 11, 2004) to	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2011	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$14,625,000	$-	$-	$-	$100,000
Amortization	1,635	213	-	768	-
Bank charges	27,712	1,975	2,597	4,781	4,645
Consulting fees	351,477	3,740	31,147	23,740	124,194
Interest expense	619,350	37,035	-	85,318	9,607
Legal and accounting	1,173,396	226,888	25,189	329,356	237,333
Management fees	516,545	36,463	49,928	69,038	14,085
Marketing and promotion	250,423	5,894	62,668	41,484	101,591
Mineral property development expenditures	2,153,892	-	516,334	776,294	754,566
Office and miscellaneous	397,437	8,923	57,418	99,714	167,264
Rent	180,457	18,085	16,660	74,304	50,668
Stock-based compensation	12,025,148	89,888	143,625	213,883	2,702,937
Transfer agent fees	61,152	1,043	2,127	11,834	10,107
Gain on sale of equipment	(107)	(213)	-	(107)	-

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	32,383,517	429,934	907,693	1,730,407	4,276,997

NET LOSS FOR THE PERIOD	$(32,383,517)	$(429,934)	$(907,693)	$(1,730,407)	$(4,276,997)

OTHER COMPREHENSIVE LOSS
Foreign currency translation	7,428	9,155	-	7,428	-

COMPREHENSIVE LOSS	$(32,376,089)	$(420,779)	$(907,693)	$(1,722,979)	$(4,276,997)

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

During the nine months ended November 30, 2011, we incurred general and administrative expenses of $1,730,407 compared to $4,276,997 incurred during the nine months ended November 30, 2010.  The major components of our general and administrative expenses for the nine months ended November 30, 2011 and 2010 consisted of the following:

•	write down of mineral property acquisition costs of $Nil in 2011 (2010 - $100,000);

•	consulting fees of $23,740 in 2011 (2010 - $124,194), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

•	interest expense of $85,318 in 2011 (2010 - $9,607), increased between 2010 and 2011 due to increase in debt;

•
legal and accounting fees of $329,356 in 2011 (2010 – $237,333), which increased between 2010 and 2011 due primarily to increased legal costs in connection with the Guayabales property, our reverse stock split and name change during the period, and legal proceedings;

•	management fees of $69,038 in 2011 (2010 - $14,085);

•	marketing and promotion costs of $41,484 in 2011 (2010 - $101,591), which decreased between 2010 and 2011 as we decreased focus on these activities;

•	mineral property development expenditures of $776,294 in 2011 (2010 - $754,566), which were quite consistent between 2010 and 2011;

•	office and miscellaneous expenses of $99,714 (2010 – $167,264), which decreased between 2010 and 2011 due to foreign exchange gains on operations in Colombia and reduced administrative activities;

•	rent of $74,304 in 2011 (2010 - $50,668) which increased from 2010 to 2011 as we increased our activity; and

•	stock-based compensation of $213,883 in 2011 (2010 - $2,702,937), which decreased between 2010 and 2011 due to reduced issuance of stock options.

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

During the three months ended November 30, 2011, we incurred general and administrative expenses of $429,934 compared to $907,693 incurred during the three months ended November 30, 2010.  The major components of our general and administrative expenses for the three months ended November 30, 2011 and 2010 consisted of the following:

•	consulting fees of $3,740 in 2011 (2010 - $31,147), which decreased between 2010 and 2011 due to reduced activity associated with the Guayabales property;

•	interest expense of $37,035 in 2011 (2010 - $Nil), increased between 2010 and 2011 due to increase in debt;

•
legal and accounting fees of $226,888 in 2011 (2010 – $25,189), which increased between 2010 and 2011 due to increased legal costs in connection with the Guayabales property, our name change during the period, and legal proceedings;

•	management fees of $36,463 in 2011 (2010 - $49,928);

•	marketing and promotion costs of $5,894 in 2011 (2010 - $62,668), which decreased between 2010 and 2011 as we decreased focus on these activities;

•	mineral property development expenditures of $Nil in 2011 (2010 - $516,334), which decreased between 2010 and 2011 due to decreased exploration activity;

•	office and miscellaneous expenses of $8,923 (2010 – $57,418), which decreased between 2010 and 2011 due to foreign exchange gains on operations in Colombia and reduced administrative activities;

•	rent of $18,085 in 2011 (2010 - $16,660) which increased from 2010 to 2011 as we increased our activity; and

•	stock-based compensation of $89,888 in 2011 (2010 - $143,625), which decreased between 2010 and 2011 due to reduced issuance of stock options.

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