Form 10-Q
period 2012-11-30
TRESORO MINING CORP.
filed 2013-01-18
CIK 1348788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

(604-681-3130)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 24,473,934 shares of common stock as of January, 14, 2013.

TRESORO MINING CORP.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
November 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim consolidated financial statements of Tresoro Mining Corp. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Page
Consolidated Balance Sheets as of November 30, 2012 (unaudited) and February 29, 2012	F-2

Unaudited Consolidated Statements of Operations for the nine months ended November 30, 2012 and 2011 and for the period from inception (October 11, 2004) to November 30, 2012	F-3

Unaudited Consolidated Statements of Cash Flows for the nine months ended November 30, 2012and 2011 and for the period from inception (October 11, 2004) to November 30, 2012	F-4

Unaudited Notes to Consolidated Financial Statements	F-5

It is the opinion of management that the unaudited interim consolidated financial statements for the nine months ended November 30, 2012 and 2011 include all adjustments necessary in order to ensure that the unaudited  interim consolidated financial statements are not misleading. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual consolidated financial statements for the year ended February 29, 2012. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 29, 2012.

TRESORO MINING CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

November 30, 2012

(UNAUDITED)

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-5

TRESORO MINING CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30, 2012	February 29, 2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,157	$9,747

TOTAL CURRENT ASSETS	2,157	9,747

Deposit	1,176	1,176
Property and equipment (Note 3)	9,992	15,638
Mineral exploration properties (Note 4)	5,795,000	5,735,000

TOTAL ASSETS	$5,808,325	$5,761,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	$957,124	1,015,050
Due to related parties (Note 6)	222,501	77,201
Promissory notes payable and accrued interest (Note 7)	2,523,787	1,882,257

TOTAL LIABILITIES	3,703,412	2,974,508

NATURE OF OPERATIONS AND BASIS OF PRESENTATION, COMMITMENTS and CONTINGENCIES (Notes 1 and 9 )

STOCKHOLDERS’ EQUITY
Common stock (Note 8) Authorized 140,625,000 shares of common stock, $0.001 par value
Issued and outstanding 24,473,934 common shares (February 29, 2012 – 20,459,375)	24,474	20,459
Additional paid-in-capital	35,423,176	35,226,463
Stock payable	-	200,728
Deficit accumulated during exploration stage	(33,342,737)	(32,660,597)

TOTAL STOCKHOLDERS’ EQUITY	2,104,913	2,787,053

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,808,325	$5,761,561

The accompanying notes are an integral part of these financial statements.

TRESORO MINING CORP.
 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	For the three months ended November 30, 2012	For the three months ended November 30, 2011	For the nine months ended November 30, 2012	For the nine months ended November 30, 2011	For the period from inception (October 11, 2004) to November 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$-	$-	$-	$-	$14,625,000
Amortization and depreciation	181	213	5,859	768	7,194
Consulting fees	17,095	3,740	46,280	23,740	407,480
Legal and accounting	43,471	226,888	180,504	329,356	1,489,333
Management fees (Note 6)	12,000	36,463	70,067	69,038	641,357
Marketing and promotion	-	5,894	-	41,484	251,823
Mineral property exploration expenditures (Note 4)	18,388	-	150,121	776,294	2,285,820
Office and miscellaneous	(38,438)	2,786	23,144	108,901	520,995
Rent	11,300	18,085	41,300	74,304	234,557
Salaries and benefits	-	-	-	-	9,190
Stock-based compensation (Note 8)	-	89,888	-	213,883	11,879,022
Loss on settlement of debt	-	-	-	-	160,406
Loss (gain) on sale of property and equipment	-	(213)	-	(107)	(1,188)

TOTAL GENERAL & AMINISTRATIVE EXPENSES	(63,997)	(383,744)	(517,275)	(1,637,661)	(32,510,989)

OTHER ITEMS
Interest expense (Note 7)	(54,916)	(37,035)	(154,074)	(85,318)	(820,469)

NET LOSS FOR THE PERIOD BEFORE TAXES FOR THE PERIOD	(118,913)	(420,779)	(671,349)	(1,722,979)	(33,331,458)
Taxes	(2,534)	-	(10,791)	-	(11,279)

NET LOSS FOR THE PERIOD FOR THE PERIOD	(121,447)	(420,779)	(682,140)	(1,722,979)	(33,342,737)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,473,934	18,085,749	24,166,254	17,619,739

The accompanying notes are an integral part of these financial statements.

TRESORO MINING CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	For the nine months ended November 30, 2012	For the nine months ended November 30, 2011	For the period from inception (October 11, 2004) to November 30, 2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(682,140)	$(1,722,979)	$(33,342,737)
Adjustments to reconcile net loss to net cash used in operating activities:
- Interest expense (Note 7)	154,074	85,713	811,194
- Amortization and depreciation (Note 3)	5,859	768	7,194
- Contributions to capital by related parties	-	-	24,000
- Loss (gain) on sale of assets	-	(107)	(1,188)
- Write down of mineral property acquisition costs	-	-	14,625,000
- Write down of management fees	-	-	(88,170)
- Stock-based compensation (Note 8)	-	213,883	11,879,022
- Non-cash gain on settlement of debt	-	-	(120,843)
- Non-cash loss on settlement of debt	-	-	160,406
Changes in operating assets and liabilities
- Increase in amounts receivable	-	(19,319)	-
- Increase in deposits	-	-	(1,176)
- (Increase) decrease in prepaid expenses	-	(6,906)	-
- Increase (decrease) in accounts payable and accrued liabilities	(57,926)	686,309	939,000
- Increase (decrease) in due to related parties	145,300	29,124	468,891

NET CASH USED IN OPERATING ACTIVITIES	(434,833)	(733,514)	(4,639,407)

CASH FLOWS FROM INVESTING ACTIVITIES
Website (Note 3)	-	-	(9,167)
Acquisition of mineral property interests (Note 4)	(60,000)	(235,000)	(1,420,000)
Sale (purchase) of property and equipment (Note 3)	(213)	486	(8,291)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(60,213)	(234,514)	(1,437,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	-	764,283
Other promissory notes (Note 7)	592,456	474,700	2,543,010
Repayment of related parties	-	-	(25,398)
Repayment of other promissory notes	(105,000)	(25,000)	(578,773)
Common shares issued for cash / subscribed for cash	-	400,000	3,375,900

NET CASH PROVIDED BY FINANCING ACTIVITIES	487,456	849,700	6,079,022

INCREASE (DECREASE) IN CASH	(7,590)	(118,328)	2,157

CASH, BEGINNING OF PERIOD	9,747	126,134	-

CASH, END OF PERIOD	$2,157	$7,806	$2,157

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
Cash paid for interest	$-	$-	$127,733
Cash paid for income taxes	$-	$-	$-
Non-cash transactions:
Donated rent and services	$-	$-	$240,000
Shares issued for mineral properties and exploration	$-	$-	$1,900,000
Shares issued on settlement of debts	$-	$60,000	$658,322

The accompanying notes are an integral part of these financial statements.

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
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

Going Concern
The Company’s interim consolidated financial statements as at November 30, 2012, and for the three and nine months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has incurred operating losses since inception of $33,342,737. The Company requires additional funding to meet its ongoing obligations and anticipated ongoing operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its exploration business by way of private placements and advances from shareholders as may be required. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Unaudited Interim Consolidated Financial Statements
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended February 29, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending February 28, 2013.

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
NOVEMBER 30, 2012
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

Cash and Cash Equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash and cash equivalents as of November 30, 2012 and February 29, 2012 that exceeded federally insured limits. The Company had $1,176 in restricted cash as of November 30, 2012 (February 29, 2012 - $1,176)

Net Income (Loss) per Common Share
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

As at November 30, 2012, the fair value of cash and cash equivalents, accounts payable, amounts due to related parties and promissory notes payable approximate carrying value due to their short maturities.

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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

			Net Book Value
	Cost	Accumulated amortization	November 30, 2012	February 29, 2012

Furniture and fixtures	$649	226	423	$561
Website	9,167	5,000	4,167	9,167
Machinery and equipment	7,176	1,774	5,402	5,910

	$16,992	7,000	9,992	$15,638

During the nine months ended November 30, 2012, total additions to property and equipment were $213 (February 29, 2012 - $9,761).

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

-
a final issuance of 2,500,000 shares within five business days of the Company’s prior receipt of a “technical report” (as that term is defined in section 1.1 of National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects (“NI 43-101”) meeting certain criteria) (as at November 30, 2012, no technical report has been prepared);

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 4 – MINERAL PROPERTY COSTS (continued)

3.
Provide funding for or expend minimum cumulative “Expenditures” for “Exploration and Development” (as defined in the Mercer Option Agreement) work on or in connection with any of the mineral interests comprising the Property interests of not less than $3,000,000, as follows:

-	no less than an initial $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2011 ($1,000,000 incurred);

-	no less than a further $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2012 ($1,000,000 incurred); and

-	no less than a final $1,000,000 of the Expenditures shall be expended on the Property by December 31, 2013 ($1,000,000 incurred).

4.
Pay on Mercer Canada’s behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Mercer Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement. On July 31, 2012, the Company agreed an amended option payment schedule with the Underlying Property Owner.  The Company must pay the Underlying Property Owner an aggregate of $4,000,000 in the instalments by the dates specified as follows:

-	Pay $20,000 by October 14, 2009 (paid);
-	Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);
-	Pay additional $40,000 on or by April 14, 2010 (paid);
-	Pay additional $55,000 on or by July 14, 2010 (paid);
-	Pay additional $55,000 on or by October 14, 2010 (paid);
-	Pay additional $65,000 on or by January 14, 2011 (paid);
-	Pay additional $75,000 on or by April 14, 201l (paid);
-	Pay additional $75,000 on or by July 14, 201l (paid);
-	Pay additional $85,000 on or by October 14, 201l (paid);
-	Pay additional $85,000 on or by January 14, 2012 (paid);
-	Pay additional $50,000 on or by July 31, 2012 (paid);
-	Pay additional $60,000 on or by August 9, 2012 (paid);
-	Pay additional $50,000 on or by August 24, 2012 (not paid pending resolution of certain legal matters);
-	Pay additional $50,000 on or by October 1, 2012 (not paid pending resolution of certain legal matters);
-	Pay additional $50,000 on or by November 1, 2012 (not paid pending resolution of certain legal matters);
-	Pay additional $50,000 on or by December 1, 2012 (not paid pending resolution of certain legal matters);
-	Pay additional $50,000 on or by the first of each month of 2013 and 2014 and each of the first 6 months of 2015 ( January, 2013 payment not paid pending resolution of certain legal matters); and
-	Pay additional $1,595,000 on or by July 14, 2015.

During the three and six months ended November 30, 2012, the Company incurred mineral properties exploration expenditures of $18,388 and $150,121, respectively (2011 - $Nil and $76,294, respectively).

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(Expressed in U.S. Dollars)
(Unaudited)

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

The balance due to related parties of $222,501 at November 30, 2012 (February 29, 2012 - $77,201) is due to directors, and a company controlled by a director and/or shareholder of the Company and is unsecured, non-interest bearing and payable on demand.

During the three and nine months ended November 30, 2012, the Company paid or accrued management fees of $12,000 and $70,067, respectively, to directors of the Company (2011 - $14,464 and $67,712, respectively).

NOTE 7 – PROMISSORY NOTES PAYABLE

The promissory note payable of $2,523,787 at November 30, 2012 (February 28, 2012 - $1,882,257) consists of principal and accrued interest of $2,230,719 (February 29, 2012 - $1,743,263) and $293,068 (February 29, 2012 - $138,994), respectively. As of November 30, 2012, $2,523,787 (February 29, 2012 - $1,882,257) is secured by a non-exclusive general security agreement charging all of the Company’s president and after acquired personal property, bears interest at 10% per annum and is due on demand.

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
NOVEMBER 30, 2012
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
NOVEMBER 30, 2012
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

The Company’s stock option activity for the nine month period ended November 30, 2012 is summarized as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining in contractual life (in years)

Balance, February 28, 2011	1,512,500	2.00	3.75 years
Granted	93,750	2.00	-
Expired – cancelled	(668,750)	2.00	-
Exercised	-	-	-

Balance, February 28, 2012	550,000	2.00	2.75 years
Granted	-	-	-
Expired – cancelled	(12,500)	2.00	-
Exercised	-	-	-

Balance, November 30, 2012	537,500	2.00	2.00 years

A total of 537,500 stock options are exercisable as at November 30, 2012.

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
NOVEMBER 30, 2012
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
NOVEMBER 30, 2012
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

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
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

On November 19, 2012, Mercer Gold Corp. (BC) filed a Notice of Civil Claim in the British Columbia Supreme Court seeking termination of the April 13, 2010 agreement between Mercer Gold Corp. (BC) and the Company relating to the Guayabales gold project in Colombia. The Company regards this action to be entirely without merit.

On November 30th, 2012 the Company filed a Response to Civil Claim (the "Response") in response to the civil claim of Mercer Gold Corp. (BC) filed in B.C Supreme Court on November 19, 2012.

The Response states, in part, that "The present Notice of Civil Claim is an attempt by [Rahim] Jivraj and the Plaintiff [Mercer BC] and to evade the Order of Mr. Justice Greyell, to evade the arbitration provisions of the Option Agreement, and to evade the obligation to pay arbitration fees."  "The Notice of Claim is an abuse of process of the court by the Plaintiff [Mercer BC] and [Rahim] Jivraj personally."

The Response seeks orders that the Notice of Civil Claim is an abuse of process of the court, and that special costs be awarded against Mercer B.C. and Rahim Jivraj.  It also seeks interim and permanent injunctions restraining Mercer B.C. and Rahim Jivraj, based in whole or in part, directly or indirectly, on the Option Agreement, or any matters alleged in the actions described in the Response.

The US Federal Court Action commenced by the Company on August 6, 2012 against Rahim Jivraj and Mercer BC continues to proceed.  On January 10, 2013, the Company filed submissions to the Chief Justice, including the following proposed order which reads, in part:  " IT IS FURTHER ORDERED, ADJUDGED AND DECREED that: (1) Defendant Mercer Gold Corp. (BC) is not permitted to litigate in this Court without qualified legal counsel and no further delay shall be permitted for it to procure counsel. (2) The Answer with respect to defendant Mercer Gold Corp. (BC) is stricken; and, (3) Defendant Mercer Gold Corp. (BC) has defaulted and judgment may be taken

NOTE 10 – SEGMENTED INFORMATION

The Company’s only business activity is exploration and development of mineral properties.  This activity is carried out in Colombia.

The breakdown by geographic area for the nine month period ended November 30, 2012 is as follows:

	United States	Colombia	Total

Net loss	$562,992	$119,148	$682,140

Current assets	$2,157	$-	$2,157
Deposit	-	1,176	1,176
Property and equipment and website	-	9,992	9,992
Other assets	-	5,795,000	5,795,000

Total assets	$2,157	$5,806,168	$5,808,325

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(Expressed in U.S. Dollars)
(Unaudited)

The breakdown by geographic area for the year ended February 29, 2012 is as follows:

	United States	Colombia	Total

Net loss	$1,249,618	$757,869	$2,007,487

Current assets	$9,631	$116	$747
Deposit	-	1,176	1,176
Property and equipment and website	-	15,638	15,638
Other assets	-	5,735,000	5,735,000

Total assets	$9,631	$5,750,754	$5,761,561

TRESORO MINING CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(Expressed in U.S. Dollars)
(Unaudited)

NOTE 10 – SEGMENTED INFORMATION (continued)

The breakdown by geographic area for the nine month period ended November 30, 2011 is as follows:

	United States	Colombia	Total

Net loss	$1,125,730	$597,249	$1,722,979

Current assets	$89,583	$258	$89,841
Property and equipment	-	6,064	6,064
Other assets	-	5,650,000	5,650,000

Total assets	$89,583	$5,656,322	$5,745,905

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended November 30, 2012 and 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the nine months ended November 30, 2012 and 2011.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referred to under the heading “Risk Factors” in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

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

4.
Pay on MGC’s behalf all underlying option, regulatory and governmental payments and assessment work required to keep the Property in good standing during the Option period (being that period from the Effective Date to the closing date in respect of the due and complete exercise of the Option as described in the Definitive Option Agreement, which shall not be later than January 13, 2013), and including, without limitation, all remaining cash payments required to be made to the Underlying Property Owner under the Underlying Option Agreement. On July 31, 2012, the Company agreed an amended option payment schedule with the Underlying Property Owner.  The Company must pay the Underlying Property Owner an aggregate of $4,000,000 in the instalments by the dates specified as follows:

•	Pay $20,000 by October 14, 2009 (paid);
•	Pay additional $40,000 on or by 90 days from October 14, 2009 (paid);
•	Pay additional $40,000 on or by April 14, 2010 (paid);
•	Pay additional $55,000 on or by July 14, 2010 (paid);
•	Pay additional $55,000 on or by October 14, 2010 (paid);
•	Pay additional $65,000 on or by January 14, 2011 (paid);
•	Pay additional $75,000 on or by April 14, 201l (paid);
•	Pay additional $75,000 on or by July 14, 201l (paid);
•	Pay additional $85,000 on or by October 14, 201l (paid);
•	Pay additional $85,000 on or by January 14, 2012 (paid);
•	Pay additional $50,000 on or by July 31, 2012 (paid);
•	Pay additional $60,000 on or by August 9, 2012(paid );
•	Pay additional $50,000 on or by August 24, 2012(not paid pending resolution of certain legal matters);
•	Pay additional $50,000 on or by October 1, 2012; (not paid pending resolution of certain legal matters)
•	Pay additional $50,000 on or by November 1, 2012 ( not paid pending resolution of certain legal matters);
•	Pay additional $50,000 on or by December 1, 2012 ( not paid pending resolution of certain legal matters);
•	Pay additional $50,000 on or by the first of each month of 2013 and 2014 and each of the first 6 months of 2015 ( January 1, 2013 payment not paid pending resolution of certain legal matters); and
•	Pay additional $1,595,000 on or by July 14, 2015..

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

On February 16, 2011, Tresoro issued a news release that it had received an updated Technical Report on the Guayabales Gold Project, and inadvertently failed to file such updated Technical Report which was required pursuant to section 4.2(1)(f) of NI 43-101 since the annual information form for the year ended February 28, 2011 included inadvertent disclosure that the updated Technical Report contained measured, indicated and inferred mineral resource estimates for the Guayabales Project.  This newly updated Technical Report, which was prepared by A.C.A. Howe International Limited, and has an effective date of July 31, 2012, was filed on SEDAR on October 23, 2012.

Plan of Operations

We have decided to reduce the work program for the next 12 months while we review our forward plan in depth and estimate we will spend about $1,000,000 over the next 12 months.  Further, we expect to spend approximately $300,000 in the next 12 months in office and general expenses and professional, consulting and management fees.

Based on our current plan of operations as set forth above, we estimate that we will require approximately $1.3 million to pursue our plan of operations over the next twelve months.  As at November 30, 2012, we had cash of $2,157 and a working capital deficit of $(3,701,255).  We will require additional financing to pursue our plan of operations over the next twelve months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to re-evaluate or abandon our business activities and revise our plan of operations.

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

We are an exploration stage company and have not generated any revenue to date.  The following table sets forth selected financial information relating to our Company for the periods indicated:

	For the nine months ended	For the nine months ended	For the period from inception (October 11, 2004) to
	November 30,	November30,	November 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)

GENERAL & ADMINISTRATIVE EXPENSES
Write down of mineral property acquisition costs	$-	$-	$14,625,000
Amortization and depreciation	5,859	768	7,194
Consulting fees	46,280	23,740	407,480
Legal and accounting	180,504	329,356	1,489,333
Management fees	70,067	69,038	641,357
Marketing and promotion	-	41,484	251,823
Mineral property exploration expenditures	150,121	776,294	2,285,820
Office and miscellaneous	23,144	108,901	520,995
Rent	41,300	74,304	234,557
Stock-based compensation	-	213,883	11,879,022
Loss on settlement of debt	-	-	160,406
Salaries and benefits	-	-	9,190
Gain on sale of property and equipment	-	(107)	(1,188)

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	(517,275)	(1,637,661)	(32,510,989)

OTHER ITEMS
Interest expense	(154,074)	(85,318)	(820,469)

NET LOSS FOR THE PERIOD BEFORE TAXES	(671,349)	(1,722,979)	(33,331,458)
Taxes	(10,791)	-	(11,279)
NET LOSS FOR THE PERIOD	(682,140)	(1,722,979)	(33,342,737)

Nine Months Ended November 30, 2012 Compared to Nine Months Ended November 30, 2011

During the nine months ended November 30, 2012 and November 30, 2011 we did not generate any revenue.

During the nine months ended November 30, 2012 we incurred general and administrative expenses of $517,275 compared to $1,637,661 incurred during the nine months ended November 30, 2011. The major components of our general and administrative expenses for the nine months ended November 30, 2012 and 2011 consisted of the following:

•	consulting fees of $46,280 in 2012 (2011 - $23,740),

•
legal and accounting fees of $180,504 in 2012 (2011 - $329,356), ), which decreased between 2011 and 2012 due to lower legal costs to cover previously initiated legal actions related to the Guayabales property;

•	management fees of $70,067 in 2012 (2011 - $69,038);

•	marketing and promotion costs of Nil in 2012 (2011 - $41,484), which decreased between 2011 and 2012 as we decreased focus on these activities;

•	mineral property development expenditures of $150,121 in 2012 (2011 - $776,294), which decreased between 2011 and 2012 due to decreased exploration activity on the Guayabales property;

•	office and miscellaneous expenses of $23,144 (2011 - $108,901), which decreased between 2011 and 2012 due to decreased exploration activity on the Guayabales property;

•	rent of $41,300 in 2012 (2011 - $74,304) which decreased from 2011 to 2012 as we decreased our activity on the Guayabales property; and

•	stock-based compensation of Nil in 2012 (2011 - $213,883), which decreased between 2011 and 2012 due to reduced issuance of stock options.

Our general and administrative expenses incurred during the nine months ended November 30, 2012 compared to the nine months ended November 30, 2011 decreased primarily due to a decrease in exploration activity on the Guayabales property.

During the nine months ended November 30, 2012, we recorded interest expense in the amount of $(154,074) (2011: $(85,318)) and taxes of $(10,791) ( 2011-$Nil).

As a result of the above, our net loss during the nine months ended November 30, 2012 was $(682,140) (2011-$(1,722,979)).

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

During the three months ended November 30, 2012 and November 30, 2011 we did not generate any revenue.

During the three months ended November 30, 2012 we incurred general and administrative expenses of $63,997 compared to $383,744 incurred during the three months ended November 30, 2011.  The major components of our general and administrative expenses for the three months ended November 30, 2012 and 2011 consisted of the following:

•	consulting fees of $17,095 in 2012 (2011 - $3,740), which increased between 2011 and 2012 due to technical analysis related to the exploration activity on the Guayabales property;

•
legal and accounting fees of $43,471 in 2012 (2011 – $226,888), which decreased between 2011 and 2012 due to lower legal costs to cover previously initiated legal actions related to the Guayabales property;

•	management fees of $12,000 in 2012 (2011 - $36,463);

•	marketing and promotion costs of $Nil in 2012 (2011 - $5,894), which decreased between 2011 and 2012 as we decreased focus on these activities;

•	mineral property exploration expenditures of $18,388 in 2012 (2011 - $Nil);

•	office and miscellaneous expenses of $(38,438) in 2012 (2011 – $2,786); and

•	rent of $11,300 in 2012 (2011 - $18,085);

Our general and administrative expenses incurred during the three months ended November 30, 2012 compared to the three months ended November 30, 2011 decreased primarily due to a decrease in the exploration activity related to the exploration activity on the Guayabales property.

During the three months ended November 30, 2012, we recorded interest expense in the amount of $(54,916) (2011: $(37,035)) and taxes of $(2,534) ( 2011-$Nil).

As a result of the above, our net loss during the three months ended November 30, 2012 was $(121,447) (2011-$(420,779)).

Liquidity and Capital Resources

As at November 30, 2012, our current assets were $2,157 (February 29, 2012 - $9,747) and our current liabilities were $3,703,412 (February 29, 2012 - $2,974,508), which resulted in a working capital deficit of $(3,701,255) compared to a working capital deficit of $(2,964,761) at February 29, 2012.

Total Stockholders’ equity decreased from $2,787,053 at February 29, 2012 to $2,104,913 at November 30, 2012.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities.  For the nine months ended November 30, 2012, net cash flows used in operating  activities was ($434,833) consisting primarily of a net loss of ($682,140).  Net cash flows used in operating activities was adjusted by $154,074 in accrued interest on the promissory notes and $5,859 in depreciation of property and equipment. Net cash flows used in operating activities was further changed by $(57,926) in decrease of accounts payable and accrued liabilities, and $145,300 in increase in due to related parties.

For the nine months ended November 30, 2011, net cash flows used in operating activities was ($733,514) consisting primarily of a net loss of ($1,722,979).  Net cash flows used in operating activities was adjusted by $85,713 in accrued interest on the promissory notes, depreciation of $768, a gain on sale of assets of ($107) and $213,883 in stock based compensation.  Net cash flows used in operating activities was further changed by ($19,319) in increase in accounts receivable, ($6,906) for increase in prepaid expenses, $686,309 for increase in accounts payable and accrued liabilities and $29,124 in increase due to related parties.

Cash Flows Used in Investing Activities

For the nine months ended November 30, 2012, net cash flows used in investing activities was $(60,213) compared to net cash flows used in investing activities during the nine months ended November 30, 2011 of ($234,514).  This change was primarily as a result of option payments to Comunidad for the Guayabales Property.

Cash Flows Provided by Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.  For the nine months ended November 30, 2012, net cash flows provided from financing activities was $487,456 compared to $849,700 for the nine months ended November 30, 2011.  Cash flows from financing activities for the nine months ended November 30, 2012 consisted of $592,456 in advances on promissory notes and $(105,000) in repayment on promissory notes.  Cash flows from financing activities for the nine months ended November 30, 2011 consisted of $474,700 in advances on promissory notes and $(25,000) in repayment on promissory notes and $400,000 for common shares issued for cash.

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

Asset Retirement Obligations

The Company has adopted ASC 410, “Asset Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. There were no asset retirement obligations as at November 30, 2012.

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

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash and cash equivalents as of November 30, 2012 and February 29, 2012 that exceeded federally insured limits.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at November 30, 2012, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Gary Powers, our principal executive officer, and William Thomas, our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of November 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2012.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

The Company delivered a notice on October 11, 2012 that in 14 days it intends to take a default judgment against Rahim Jivraj and Mercer B On November 19, 2012, Mercer Gold Corp. (BC) filed a Notice of Civil Claim in the British Columbia Supreme Court seeking termination of the April 13, 2010 agreement between Mercer Gold Corp. (BC) and the Company relating to the Guayabales gold project in Colombia. The Company regards this action to be entirely without merit.

On November 30th, 2012 the Company filed a Response to Civil Claim (the "Response") in response to the civil claim of Mercer Gold Corp. (BC) filed in B.C Supreme Court on November 19, 2012.

The Response states, in part, that "The present Notice of Civil Claim is an attempt by [Rahim] Jivraj and the Plaintiff [Mercer BC] and to evade the Order of Mr. Justice Greyell, to evade the arbitration provisions of the Option Agreement, and to evade the obligation to pay arbitration fees."  "The Notice of Claim is an abuse of process of the court by the Plaintiff [Mercer BC] and [Rahim] Jivraj personally."

The Response seeks orders that the Notice of Civil Claim is an abuse of process of the court, and that special costs be awarded against Mercer B.C. and Rahim Jivraj.  It also seeks interim and permanent injunctions restraining Mercer B.C. and Rahim Jivraj, based in whole or in part, directly or indirectly, on the Option Agreement, or any matters alleged in the actions described in the Response.

The US Federal Court Action commenced by the Company on August 6, 2012 against Rahim Jivraj and Mercer BC continues to proceed.  On January 10, 2013, the Company filed submissions to the Chief Justice, including the following proposed order which reads, in part:  " IT IS FURTHER ORDERED, ADJUDGED AND DECREED that: (1) Defendant Mercer Gold Corp. (BC) is not permitted to litigate in this Court without qualified legal counsel and no further delay shall be permitted for it to procure counsel. (2) The Answer with respect to defendant Mercer Gold Corp. (BC) is stricken; and, (3) Defendant Mercer Gold Corp. (BC) has defaulted and judgment may be taken

Item 1A.  Risk Factors

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

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Change filed with the Nevada Secretary of State on June 4, 2007 (19)
3.3	Articles of Merger as filed with the Nevada Secretary of State on June 4, 2007 (2)
3.4	Articles of Merger as filed with the Nevada Secretary of State on February 26, 2008 (19)
3.5	Articles of Merger as filed with the Nevada Secretary of State on May 17, 2010 (14)
3.6	Certificate of Change filed with the Nevada Secretary of State on June 8, 2010 (13)
3.7	Certificate of Change filed with the Nevada Secretary of State on April 14, 2011 (17)
3.8	Certificate of Correction filed with the Nevada Secretary of State on April 28, 2011 (17)
3.9	Articles of Merger as filed with the Nevada Secretary of State on August 30, 2011(18)
3.10	Bylaws (1)
10.1	Mineral Property Staking and Purchase Agreement dated January 28, 2005 between Ancor Resources Inc. and Laurence Stephenson (1)
10.2	Nose Rock Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated September 14, 2007 (3)
10.3	Dalton Pass Property - Option and Joint Venture Agreement between Nu-Mex Uranium Corp. and Strathmore Resources (US) Ltd. dated October 5, 2007 (4)
10.4	NWT Uranium Corp. and Nu-Mex Uranium Corp. Terminate Arrangement Agreement dated February 13, 2008 (5)
10.5	Executive Services Agreement dated April 1, 2008 among Uranium International Corp., Cleary Petroleum Corp. and Richard M. Cherry (6)
10.6	Letter Option Agreement dated December 9, 2008 between Uranium International Corp. and Geoforum Scandinavia AB (7)
10.7	Letter Option Agreement dated January 15, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (8)
10.8	Letter Agreement dated April 21, 2009, effective April 23, 2009, between Uranium International Corp. and Continental Precious Metals Inc. (9)
10.9	Option Agreement dated October 29, 2009 between Uranium International Corp. and Geoforum Scandinavia AB (10)
10.10	Option Agreement dated November 17, 2009 between Uranium International Corp. and Trans Atlantic Metals AG (11)
10.11	Mineral Assets Option Agreement between Mercer Gold Corp. and Uranium International Corp., dated April 13, 2010 (12)
10.12	2010 Stock Incentive Plan (15)
10.13	Amendment to Mineral Assets Option Agreement dated December 30, 2010 (16)
10.14	Letter Agreement for Extension of July 14, 2012 Payment to July 31, 2012 between Mercer Two Panama Corp. and Comunidad Minera Guayabales, dated July 9, 2012 *(20)
Subsidiaries of the Issuer:
21.1	Subsidiaries of the Issuer: Mercer One Panama Corp. (Incorporated under the laws of the Republic of Panama) Mercer Two Panama Corp. (Incorporated under the laws of the Republic of Panama)

Certifications
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Form SB-2, filed with the SEC on September 13, 2006.
(2)	Incorporated by reference from our Form 10-KSB, filed with the SEC on June 13, 2007
(3)	Incorporated by reference from our Form 8-K, filed with the SEC on September 14, 2007.
(4)	Incorporated by reference from our Form 8-K, filed with the SEC on October 12, 2007.
(5)	Incorporated by reference from our Form 8-K, filed with the SEC on February 19, 2008.
(6)	Incorporated by reference from our Form 8-K, filed with the SEC on April 7, 2008.
(7)	Incorporated by reference from our Form 8-K, filed with the SEC on December 19, 2008.
(8)	Incorporated by reference from our Form 8-K, filed with the SEC on January 23, 2009.
(9)	Incorporated by reference from our Form 8-K, filed with the SEC on May 1, 2009.
(10)	Incorporated by reference from our Form 8-K, filed with the SEC on November 12, 2009.
(11)	Incorporated by reference from our Form 8-K, filed with the SEC on November 27, 2009.
(12)	Incorporated by reference from our Form 8-K, filed with the SEC on April 19, 2010.
(13)	Incorporated by reference from our Form 8-K, filed with the SEC on June 9, 2010
(14)	Incorporated by reference from our Form 8-K, filed with the SEC on June 9, 2010
(15)	Incorporated by reference from our Form 10-K, filed with the SEC on June 16, 2010.
(16)	Incorporated by reference from our Form 8-K, filed with the SEC on January 18, 2011.
(17)	Incorporated by reference from our Form 8-K, filed with the SEC on May 12, 2011.
(18)	Incorporated by reference from our Form 8-K, filed with the SEC on November 4, 2011.
(19)	Incorporated by reference from our Form 10-K, filed with the SEC on June 28, 2012.
(20)	Incorporated by reference from our Form 10-Q, filed with the SEC on July 20, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRESORO MINING CORP.

Date: January 17, 2013	By:	/s/ Gary Powers
Gary Powers, President/Chief Executive Officer

Date: January 17, 2013	By:	/s/ William D. Thomas
William D. Thomas
Chief Financial Officer, Secretary, Treasurer and a Director
(Principal Financial Officer and Principal Accounting Officer)